Form 10-K405
period 1997-12-31
FOCAL INC
filed 1998-03-27
CIK 911684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 0-23247
                            ------------------------

                                  FOCAL, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                  94-3142791
             (State or other jurisdiction of                                   (I.R.S. employer
             incorporation or organization)                                   identification no.)

              4 MAGUIRE ROAD, LEXINGTON, MA                                          02173
        (Address of principal executive offices)                                  (Zip code)

       Registrant's telephone number, including area code: (781) 280-7800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                        Preferred Share Purchase Rights
                                (Title of class)

                         ------------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $72,784,000 as of December 31, 1997, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 1997, the Registrant had outstanding 12,868,570 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended December 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Focal, Inc. ("Focal" or the "Company") develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants based on the Company's proprietary polymer technology. The Company's family of FOCALSEAL surgical sealant products is currently being developed for use inside the body with or without sutures and staples to seal leaks resulting from lung, neuro, cardiovascular and gastrointestinal surgery. FOCALSEAL-L, the Company's first surgical sealant product, will initially be used to seal air leaks following lung surgery. The Company has entered into an exclusive marketing and distribution agreement for its surgical sealant products outside North America with Ethicon, Inc., a division of Johnson & Johnson ("Ethicon"), a worldwide leader in surgical wound closure products. The Company has received CE mark approval for FOCALSEAL-L and has initiated commercial launch of FOCALSEAL-L for lung surgery indications in Europe through Ethicon.

    There are more than 4 million open and minimally invasive lung, neuro, cardiovascular and gastrointestinal surgical procedures performed annually worldwide in which air or fluid leaks may arise in an unpredictable and unexpected manner, and in which the Company's products, if approved, may be effective in reducing post-surgical leaks. In many of these surgical procedures, as well as in cardiovascular surgeries, air and fluid leaks can occur unpredictably and it can be difficult at the conclusion of surgery for the surgeon to determine whether a particular surgical site will leak. Accordingly, the Company believes that its FOCALSEAL surgical sealants may be used prophylactically in many of these procedures. The Company has conducted clinical trials of FOCALSEAL-L for lung surgery and intends to develop products and conduct clinical trials for neuro, cardiovascular and gastrointestinal surgery indications. Patients with persistent air or fluid leaks may require prolonged hospitalization, have more complications and higher levels of post-operative pain, and a higher risk of mortality. Sutures and staples, the principal products comprising the over $2.0 billion worldwide wound closure market, do not have inherent sealing capabilities, and therefore cannot consistently eliminate air and fluid leakage at the wound site. Focal's liquid surgical sealants adhere rapidly to underlying tissue, expand and contract with tissue, withstand air and fluid pressure, and are designed to provide an effective seal to reduce the incidence of air and fluid leaks following surgery. FOCALSEAL surgical sealants, which are biocompatible, remain intact through the critical wound healing period and are then absorbed and eliminated by the body. The Company believes the use of its FOCALSEAL liquid surgical sealants could potentially shorten patient recovery times and hospital stays and reduce post-surgical complications.

    Focal is currently developing two principal surgical sealant formulations, FOCALSEAL-L and FOCALSEAL-S, for a broad range of applications inside the body. The Company has completed a 60-patient, multicenter, randomized, controlled clinical trial in Europe involving use of FOCALSEAL-L in sealing air leaks following lung surgery. In the trial, following surgery with standard sutures and staples and prior to randomization, it was determined that 79% of all patients had intraoperative air leaks. FOCALSEAL-L was shown to be 100% effective in sealing intraoperative air leaks in the 30 patients who were randomized into the treated group. In the other patients, who were randomized into the untreated (control) group and received sutures and staples alone, only 27% were free of intraoperative air leaks. In September 1997, the Company initiated a pivotal, 180-patient, multicenter clinical trial in the United States under a conditional investigational device exemption ("IDE") to evaluate FOCALSEAL-L in sealing intraoperative and postoperative air leaks following lung surgery. The Company expects to submit a Premarket Approval ("PMA") application to the FDA for lung surgery indications by the end of 1998.

    FOCALSEAL-S, the Company's second surgical sealant formulation, is absorbed by the body more quickly than FOCALSEAL-L and is designed for applications in which shorter sealing duration is desired. FOCALSEAL-S will initially be used to seal fluid leaks following neurosurgery. The Company expects to commence a clinical trial in Europe for this indication in mid-1998. The Company believes, based upon preclinical evaluation of its polymers, that its FOCALSEAL-L and FOCALSEAL-S formulations, which are designed to have absorption times that parallel long-term and short-term synthetic, absorbable polymer sutures, respectively, will also be widely applicable to cardiovascular surgery, gastrointestinal surgery and other surgical applications.

    Focal is also developing other applications for the liquid formulations of its polymer technology, including local drug delivery systems and tissue coatings. In local drug delivery applications, the Company believes that its polymers can deliver high concentrations of drugs at local disease sites, thereby potentially enhancing efficacy and reducing toxicity associated with systemic delivery of drugs. In addition, the Company is developing tissue coatings to prevent the formation of post-surgical adhesions, excessive scar tissue which attaches to surrounding tissue and can cause serious complications, particularly in abdominal and gynecological surgeries. The Company intends to enter into other collaborations with pharmaceutical companies for additional drug delivery and tissue coating indications.

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable, liquid formulation polymer technology. The Company's polymers are comprised of polyethylene glycol ("PEG"), other synthetic components and water. PEG and other synthetic components comprise approximately 10-20% of the Company's liquid formulations and are widely used in other medical products approved for use inside the body, such as IV-administered pharmaceuticals, synthetic absorbable sutures, bone and dental cements, pain medications and eye drops. Water comprises the other 80-90% of Focal's formulations. The Company combines PEG and other synthetic compounds in various proprietary polymer formulations in order to control characteristics such as viscosity, setting time, strength, absorption, flexibility and elasticity. This enables the Company to tailor formulations for particular applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and then photopolymerized by light into solid gels inside the body, a process known as photopolymerization. The solid gel formed after the light has been applied, is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue.

    The Company believes it has built a strong patent portfolio related to its photopolymerizable polymer technology. The Company has received, licensed or believes it has the option or right to license 21 issued United States patents and 9 foreign patents corresponding to certain of the issued United States patents, has 13 additional United States patent applications that have been allowed and has 25 patent applications pending in the United States, as well as foreign counterparts of certain of these applications.

    The Company's objective is to become a leader in the market for surgical sealants and in other markets where the Company's novel polymer technology could address large unmet clinical needs. The Company intends to achieve its goals by
(i) commercializing FOCALSEAL surgical sealants to parallel the existing products in the market for synthetic absorbable sutures; (ii) marketing its FOCALSEAL surgical sealant products through Ethicon internationally and by building a direct sales force in North America; (iii) leveraging its proprietary polymer technology to develop new products; (iii) funding new research and development initiatives through corporate collaborations; and (v) retaining proprietary, and outsourcing non-proprietary, manufacturing processes.

    Focal was incorporated in Delaware in June 1991. The Company's principal executive offices are located at 4 Maguire Road, Lexington, Massachusetts 02173. Its telephone number is (781) 280-7800.

    This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Business--Product and Product Development Programs," "-- Strategic Alliances," "--Patents and Proprietary Rights," "--Government Regulation," "--Sales and Marketing," "--Manufacturing," "--Competition and Technological Change," "--Third Party Reimbursement" and "Factors Affecting Operating Results."

SURGICAL SEALANT MARKET OPPORTUNITY

    Effective closure of internal wounds following surgical procedures is critical to the restoration of the function of injured and diseased tissue and the ultimate success of the surgical procedure. Failure to effectively seal surgical wounds can result in leakage of air in lung surgeries, cerebral spinal fluid in neurosurgeries, blood in cardiovascular surgeries, and gastrointestinal contents in gastrointestinal surgeries. Air and fluid leaks resulting from surgical procedures can lead to significant post-surgical morbidity resulting in prolonged hospitalization, higher levels of post-operative pain and complications and a higher mortality rate.

    The current annual worldwide market for wound closure products, consisting primarily of surgical sutures and staples, is estimated at over $2 billion. Sutures and staples facilitate healing by joining wound edges and allowing the body to heal naturally. However, because sutures and staples do not have inherent sealing capabilities, they cannot consistently eliminate air and fluid leakage at the wound site. This is particularly the case when sutures and staples are used to close tissues containing air or fluids under pressure, such as the lobes of the lung, the dural membrane surrounding the brain and spinal cord, blood vessels and the gastrointestinal tract. In addition, in minimally invasive surgical procedures, where the physician must operate through small access devices, it can be more difficult and time-consuming for the physician to place sutures and staples as compared to open surgical procedures. The Company believes that the use of surgical sealants with or without sutures and staples in minimally invasive procedures could enhance the efficacy of these procedures through more effective and rapid wound closure.

    The limitations of sutures and staples in sealing certain air and fluid leaks have led to the adaptation of other technologies for wound closure. These alternatives include the use of liquid fibrin glues and nonliquid collagen patch products. Fibrin glues, which were originally developed as hemostatic agents, have limited efficacy in many surgical sealant applications because they do not adhere strongly to, or move and expand with, underlying tissue, particularly moist tissue. In spite of these limitations, annual international sales of fibrin glue sealants are estimated at $250 million. Collagen patches have similar limitations, in that they are not highly adherent, strong or elastic. In addition, both collagen patches and fibrin glues are absorbed by enzymatic reaction. Enzymatic reaction can result in variable absorption time from patient to patient, depending upon metabolic rates, and can potentially result in absorption prior to healing of the surgical site. Collagen patches and fibrin glues are derived from animal by-products, including bovine collagen and bovine and/or human plasma. These derivatives have resulted in significant safety concerns, and are reported to be one of the primary reasons fibrin glues have not received FDA approval for United States commercial sales. Furthermore, the wound closure industry has undergone a significant shift away from animal derived materials to synthetic materials due to the more predictable absorption, superior performance characteristics and safety of synthetic sutures. Currently, the Company estimates that over 65% of suture material is synthetic, as compared to only approximately 25% in 1975.

    Due to the limitations of sutures and staples in achieving rapid, leakproof wound closure and the inadequacy of animal by-product sourced glues and patches, Focal believes that a significant market opportunity exists for its synthetic, absorbable, liquid, surgical sealants.

FOCAL'S SYNTHETIC POLYMER TECHNOLOGY

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable, liquid formulation polymer technology. The Company's polymers are designed to incorporate several beneficial characteristics, including adherence to tissue, strength, flexibility and elasticity, consistent absorption, and safety and biocompatibility, which are critical to their use as surgical sealants and in other clinical applications.

    The Company's proprietary polymer formulations are comprised of polyethylene glycol ("PEG"), other synthetic components and water. PEG and other synthetic components comprise approximately 10-20% of the Company's synthetic liquid formulation polymers and are widely used in other medical products approved for use inside the body, such as intravenously-administered pharmaceuticals, synthetic absorbable sutures, bone and dental cements, pain medications and eye drops. Water comprises the other 80-90% of Focal's formulations. The Company combines PEG and other synthetic components in various proprietary polymer formulations in order to control characteristics such as viscosity, setting time, strength, absorption, flexibility and elasticity. This enables the Company to tailor polymers for particular applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and are photopolymerized by light into solid gels inside the body, a process known as photopolymerization. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The design and macromer composition of the Company's polymers enable them to polymerize quickly without generating heat, which is a significant clinical advantage over other IN VIVO polymerizable materials.

    The key technological hurdle which the Company overcame in the development of its synthetic, liquid surgical sealants was the crucial need to adhere strongly to moist tissue surfaces. The Company's sealants adhere to tissue as a result of a proprietary two-step priming and sealing process. To use FOCALSEAL, the physician first applies a liquid primer which penetrates the uneven surfaces of spongy, porous tissue. Once the primer is brushed on, the sealant is applied over the primer and both are exposed to a standard wavelength of visible light. The primer and sealant contain a photoinitiator which enables them to polymerize rapidly upon exposure to light, a process known as photopolymerization. The viscosity and rapid photopolymerization characteristics of the Company's surgical sealants enable the physician to apply the sealant where desired and avoid significant run off of the material prior to polymerization. Surgeons can perform the entire surgical sealant application process quickly and efficiently after limited training.

    The key properties of the Company's synthetic liquid polymers are:

    - ADHERENCE TO TISSUE. The Company's FOCALSEAL surgical sealants adhere strongly to both moist and dry tissue, a requirement for effective sealants which, to the Company's knowledge, has not been adequately demonstrated by alternative technologies in clinical applications. The combination of a viscous liquid formulation polymer incorporating a photoinitiator enables the Company's polymers to adhere to tissue when applied as a liquid and to polymerize rapidly when exposed to light.

    - STRENGTH, FLEXIBILITY AND ELASTICITY. The composition of the Company's polymers provides a high degree of strength, flexibility and elasticity, enabling them to stretch with the tissue to which they are applied. These qualities are especially significant when the polymers are used in areas where resistance to air and fluid pressure is critical, including the lungs, the dural membrane surrounding the brain, the vascular system and the gastrointestinal tract.

    - CUSTOMIZABLE POLYMER CHARACTERISTICS. By modifying the chemical composition of its polymers, the Company is able to control characteristics such as viscosity, setting time, strength, absorption, flexibility and elasticity. The customizable nature of the Company's polymer technology enables Focal to design and develop products with characteristics and properties that are tailored for specific clinical indications.

    - HYDROLYTIC ABSORPTION. The Company's synthetic polymers are designed to be predictably broken down by water, a process known as hydrolysis, and are absorbed by the body over a specified period of time depending upon their chemical composition. As a result, the Company's polymers should have a relatively consistent absorption profile from patient to patient. Collagen patches and fibrin glues are absorbed by enzymatic reaction, which can vary significantly from patient to patient depending upon an individual's metabolism, and can potentially result in these products being absorbed before the wound site is completely healed.

    - SAFETY AND BIOCOMPATIBILITY. Focal's synthetic polymers are comprised of materials which are commonly found in other medical products approved for use in humans. The PEG backbone allows the resulting formulations to be water-soluble and biocompatible, resulting in minimal reaction with the tissue to which the polymer is applied. In addition, the absence of animal or human derived by-products eliminates safety concerns related to transmission of blood borne diseases such as HIV and hepatitis. Preclinical toxicology testing of FOCALSEAL-L and FOCALSEAL-S, and initial clinical trials of FOCALSEAL-L in Europe, indicate that these biomaterial formulations are nontoxic.

    - TRANSPARENCY. The Company's polymers are transparent, enabling the physician to observe the underlying tissue to which the polymers have adhered to confirm sufficient coverage of the wound site. Other products used as surgical sealants, including fibrin glues and collagen patches, are not transparent.

    The Company has also developed proprietary systems to deliver its surgical sealants and other products to the wound site. Easy to use brush applicators have been designed by the Company to apply its FOCALSEAL surgical sealants and primer over tissue surfaces. The Company also employs a light source and light wand to generate and deliver consistent amounts of light necessary for photopolymerization of its surgical sealants.

    The Company believes it has built a strong patent portfolio related to its photopolymerizable polymer technology. The Company has received, licensed or believes it has the option or right to license 21 issued United States patents and 9 foreign patents corresponding to certain of the issued United States patents, has 13 additional United States patent applications that have been allowed and has 25 patent applications pending in the United States, as well as foreign counterparts of certain of these applications. These patents and patent applications cover certain aspects of the Company's photopolymerizable polymer formulations, surgical sealant compositions and methods, and designs for delivery devices.

FOCAL BUSINESS STRATEGY

    The Company's objective is to become a leader in the market for surgical sealants and in other markets where the Company's novel polymer technology could address large unmet clinical needs. The following are key elements of the Company's strategy

    - COMMERCIALIZE FOCALSEAL SURGICAL SEALANTS TO PARALLEL THE EXISTING MARKET FOR SYNTHETIC ABSORBABLE SUTURES. The Company intends to develop formulations for FOCALSEAL-L surgical sealants to parallel the absorption times of long- and short-term synthetic absorbable polymer sutures. The Company is developing FOCALSEAL-L, a long-term absorbable sealant initially for use in lung surgery indications, where long-term absorbable sutures are typically used, and FOCALSEAL-S, a short-term absorbable sealant initially for use in neurosurgery indications, where short-term absorbable sutures are typically used. The Company believes this strategy may result in accelerated adoption of the Company's sealant products by practitioners.

    - MARKET FOCALSEAL SURGICAL SEALANT PRODUCTS THROUGH ETHICON INTERNATIONALLY AND ESTABLISH ITS OWN DIRECT SALES FORCE IN NORTH AMERICA. The Company will market and sell its surgical sealant products internationally through Ethicon and intends to develop its own direct sales force for North America concurrent with receipt of appropriate marketing approvals. The Company's agreement with Ethicon will enable the Company to introduce its surgical sealant products internationally through Ethicon's extensive sales, marketing and distribution infrastructure. The Company believes that international commercialization of its surgical sealants may contribute to more rapid adoption in the United States following receipt of FDA approvals.

    - DEVELOP NEW PRODUCTS BY LEVERAGING ITS PROPRIETARY POLYMER
      TECHNOLOGY. Focal's versatile polymers provide a broad technology platform for the development of new products. The Company's novel synthetic polymer technology allows for the modification of formulations yielding properties well-suited to a variety of indications, including surgical sealants, post-surgical adhesion prevention and local drug delivery.

    - FUND NEW RESEARCH AND DEVELOPMENT INITIATIVES THROUGH CORPORATE COLLABORATIONS. The Company intends to obtain funding for major research and development initiatives through strategic relationships with corporate partners. Through December 31, 1997, the Company's strategic relationships have provided the Company with over $21.5 million of research and development funding. The Company may, however, commence future research and development initiatives on its own and may seek strategic partner funding for such initiatives as programs develop or if a strategic relationship can provide significant advantages for product development, clinical or regulatory support or marketing and distribution.

    - RETAIN PROPRIETARY, AND OUTSOURCE NON-PROPRIETARY, MANUFACTURING PROCESSES. The Company intends to manufacture its proprietary polymer formulations in-house, and use third-party contract manufacturers for most nonproprietary, high volume processes and the provision of system components. The Company believes that this strategy will enable the Company to protect its intellectual property, accelerate manufacturing scale-up and reduce costs as production volume increases.

    - EXPANSION OF OPERATIONS. The Company intends to expand its corporate operations over the next several years to accommodate anticipated commercialization of its FOCALSEAL surgical sealant products. The Company intends to expand its manufacturing capacity, either at the Company's current facility or at a new location and develop a direct sales force in the United States. The Company anticipates capital expenditures of approximately $2.5 million for expansion of surgical sealant manufacturing capacity. The Company will also incur expenditures in connection with development of a United States sales force. Expansion of manufacturing and sales and marketing efforts will require the Company to recruit, hire and train additional manufacturing, sales and marketing personnel.

PRODUCTS AND PRODUCT DEVELOPMENT PROGRAMS

    The following table summarizes the status of the Company's products and research and product development programs:

                                                                                            MARKETING RIGHTS
            PRODUCT                                                                   -----------------------------
      DEVELOPMENT PROGRAM            INDICATION                  STATUS                NORTH AMERICA   INTERNATIONAL
-------------------------------  ------------------  -------------------------------  ---------------  ------------
Surgical Sealants
-------------------------------

    FOCALSEAL-L                  Lung Surgery        CE Mark approval received,              Focal         Ethicon
                                                     European commercial launch
                                                     under-way; Pivotal U.S.
                                                     clinical trial in progress

    FOCALSEAL-S                  Neurosurgery        Preclinical (1); European               Focal         Ethicon
                                                     clinical trial expected to be
                                                     initiated in mid-1998

    FOCALSEAL-L or S             Cardiovascular      Preclinical(1)                          Focal         Ethicon
                                 surgery

    FOCALSEAL-L or S             Gastrointestinal    Preclinical(1)                          Focal         Ethicon
                                 surgery

Tissue Coatings                  Post-surgical       Preclinical(1)                            (2)             (2)
-------------------------------  adnesion
                                 prevention

Local Drug Delivery              Various             Research(3)
-------------------------------

------------------------

(1) "Preclinical" refers to formulation development and laboratory experimentation in animal models, including animal efficacy, safety and toxicology testing.

(2) The Company and Ethicon are negotiating a possible additional collaboration for this field and there can be no assurance that the Company will successfully enter into this collaboration.

(3) "Research" refers to basic or early stage research activities and initial feasability studies with respect to a particular application.

FOCALSEAL SURGICAL SEALANT PRODUCTS.

    Focal is developing its FOCALSEAL-L and FOCALSEAL-S liquid surgical sealants for use inside the body with or without sutures and staples to seal leaks resulting from lung, neuro, cardiovascular and gastrointestinal surgery. FOCALSEAL is expected to be used as an adjunct to sutures and staples in most indications; however, the Company believes there are numerous occasions where FOCALSEAL can be used in lieu of sutures and staples. In lung surgery, FOCALSEAL-L can be used to seal air leaks in areas of the lung where sutures and staples are ineffective. In neurosurgery, FOCALSEAL-S can potentially reduce the number of sutures needed to close the dura in cranial procedures and can replace sutures in spinal surgery where their use can be ill-advised due to the proximity of the spinal cord. The FOCALSEAL surgical sealant system consists of a procedure kit containing primer and sealant solutions and disposable applicators, a light source used for photopolymerization of the polymer, and a reusable light wand. The Company's surgical sealant products will be marketed outside North America by Ethicon, a world leader in surgical wound closure products. The Company has retained North American marketing rights to all of its FOCALSEAL surgical sealants.

    FOCALSEAL-L FOR LUNG SURGERY. The Company is developing FOCALSEAL-L to seal air leaks resulting from lung surgery. During lung surgery, air leaks can develop in the lung tissue that has been traumatized during surgery and can unpredictably occur along staple and suture lines. Approximately 260,000 lung surgery procedures, primarily for the treatment of lung cancer, are performed worldwide each year including 130,000 such procedures in the United States. According to the Company's European clinical trial data, 79% of patients undergoing lung surgery experience intraoperative air leaks that are not resolved with sutures or staples. Approximately 15% of lung surgery patients have air leaks that persist longer than seven days and approximately 5-10% of patients have air leaks that are severe enough to warrant additional surgical intervention.

    As air leaks from the lung it accumulates in the thoracic cavity, making breathing difficult as the lung cannot expand and contract normally. As a result, patients require insertion of chest drainage tubes to vent accumulated air. These chest tubes prolong pain and limit patient mobility. In addition to undergoing prolonged hospitalization until the air leaks are resolved, patients with persistent air leaks must receive more intense nursing observation and care while in the hospital than patients who do not experience air leaks. This additional hospitalization and more intensive care, as well as the additional surgical procedures needed for patients whose air leaks are severely prolonged, result in substantial additional health care costs. Because it is often not possible to determine at the conclusion of surgery which air leaks are likely to be prolonged or sustained, the Company believes that FOCALSEAL-L may be used prophylactically in major lung surgery procedures.

    The Company has completed a 60-patient, multicenter, controlled, randomized clinical trial in Europe involving use of FOCALSEAL-L in sealing air leaks following lung surgery. Of the 60 patients in the study, the initial four were pilot patients and the remaining 56 were randomized into the treated or nontreated group. In the study, prior to randomization, it was determined that 79% of the patients had air leaks following the use of standard sutures and staples. FOCALSEAL-L as 100% effective in sealing intraoperative air leaks in the 30 patients who were randomized into the treated group. By contrast, of the patients in the untreated group who received sutures and staples alone, only 27% were free of intraoperative air leaks.

    The Company has received CE mark approval for European commercialization of FOCALSEAL-L for lung surgery and has initiated commercial introduction of FOCALSEAL-L for lung surgeries in Europe through its strategic marketing alliance with Ethicon. See "--Strategic Alliances--Ethicon--a division of Johnson & Johnson."

    The protocol for the European clinical trial called for application of FOCALSEAL-L to all lung tissues that could potentially leak postoperatively. This included the end of the bronchial segment, known as the bronchial stump, leading to the diseased lung lobe that was removed during surgery. In lung surgeries, the bronchial stump is carefully closed with sutures or staples. During the trial, a higher than anticipated incidence of insufficient wound healing at the bronchial stump was observed in patients in the treated group. The bronchial stump typically heals through tissue overgrowth from surrounding areas. Based upon its review and analysis of the clinical data, the Company believes that in those cases in which FOCALSEAL-L was applied directly to the bronchial stump it may have acted as a barrier to such tissue overgrowth, thereby slowing natural healing of the bronchial stump. As a result of this observed clinical event, the protocol for the United States clinical trial of FOCALSEAL-L prohibits its use on the bronchial stump. The clinical data from the Company's European trial indicates that this limitation will not result in reduced efficacy of the product. Intraoperative air leaks rarely occur at the bronchial stump, and were not observed there during the study. These clinical observations were provided to the European regulatory body as part of the CE mark approval process and to the FDA as part of the IDE submission for the Company's United States clinical trial.

    In September 1997, pursuant to a conditionally approved IDE, the Company initiated a 180-patient, pivotal, multicenter clinical trial in the United States involving the use of FOCALSEAL-L in sealing intraoperative and postoperative air leaks following lung surgery. The IDE allows for enrollment of patients at up to seven sites and the Company is currently conducting the study at four clinical sites, including Massachusetts General Hospital, University of Pennsylvania Medical Center, The Johns Hopkins University Medical Center and Strong Memorial Hospital. The Company believes that enrollment in this clinical trial will be completed in the first half of 1998 and that it will submit a PMA to the FDA for FOCALSEAL-L by the end of 1998. As a result of communications with the FDA, the Company will pursue clinical trial endpoints that were not the subject of the European clinical trial. Because the Company will be pursuing these new endpoints, it may be more difficult for the Company to demonstrate the efficacy of FOCALSEAL-L in the United States trial than in the European trial, which could result in delays in or adversely affect the success of the clinical trial. Approval of a PMA application for FOCALSEAL-L will be required prior to commercial sales in the United States.

    FOCALSEAL-S FOR NEUROSURGERY. The Company is developing FOCALSEAL-S to seal the dura, a membrane that encapsulates the brain and spinal cord and contains cerebral spinal fluid ("CSF") for cushioning and support. In cranial surgeries, the neurosurgeon must open the cranium and penetrate the dura. Following surgery, the neurosurgeon must meticulously suture the dura in an attempt to achieve leakproof closure, a process that requires the use of up to hundreds of small sutures. Approximately 185,000 cranial surgeries are performed annually in the United States, and the Company estimates that 370,000 of such procedures are performed annually worldwide. Leakage of CSF has been reported to occur in approximately 15% of these procedures. CSF leakage can result in infections, including meningitis, caused by the passage of infectious agents through the dural leak, as well as debilitating headaches resulting from settling of the brain onto the spinal cord due to the loss of CSF. The Company believes that, because CSF leaks can occur unpredictably in cranial surgeries, FOCALSEAL-S may be used prophylactically in cranial surgery procedures.

    In 1996, neurosurgeons at two major universities demonstrated the safety and efficacy of FOCALSEAL-S in sealing CSF leaks in cranial surgeries in a randomized, controlled large animal study. This work was presented at the 1997 meetings of the American Association of Neurological Surgeons and the Southern Neurological Society. In addition, the results of the study were published in the February 1998 issue of the Journal of Neurosurgery. The Company expects to initiate a human clinical trial of FOCALSEAL-S in cranial surgery applications in Europe in mid-1998.

    In spinal surgeries, the surgeon seeks to avoid penetration of the dura. According to published literature, inadvertent penetration of the dura occurs in up to approximately 13% of the approximately 800,000 spinal surgeries that are performed annually worldwide. Penetration of the dura can result in leakage of CSF with potential complications similar to those that can arise in cranial surgeries. When inadvertent penetration of the dura occurs in spinal surgeries, the surgeon generally does not elect to use sutures to close the dural leak due to the risk of injuring the spinal cord with the suturing needle.

    CARDIOVASCULAR SURGICAL SEALANT. Focal is evaluating use of its FOCALSEAL surgical sealants for use in sealing anastomoses (the attachment of vessels in surgical procedures) and arteriotomies (the surgical removal of a portion of an artery for use in a bypass graft) in cardiovascular surgeries, of which approximately 1.3 million are performed annually worldwide. These procedures include both open and minimally invasive coronary artery bypass graft ("CABG") surgeries and other vascular surgical procedures. In most cardiovascular surgical procedures, vascular anastomoses are closed with sutures. These anastomoses use both blood vessel grafts from the patient's own veins or arteries, which occasionally leak, and synthetic grafts, which regularly leak. In minimally invasive CABG surgeries, achievement of a leakproof vascular anastomosis can be particularly difficult and time consuming because the small access ports through which the surgeon must operate can make placement of sutures difficult. Failure to achieve a leakproof vascular graft anastomosis can result in sudden blood leaks that may potentially be life-threatening. These complications can add significant costs to cardiovascular procedures by increasing the level of care required and prolonging hospitalization. The Company's sealants have been shown to be effective in sealing vascular leaks in several preclinical large animal models. The Company and Ethicon are currently preparing preclinical development plans for this indication.

    GASTROINTESTINAL SURGICAL SEALANT. Focal is evaluating use of its FOCALSEAL surgical sealants to prevent leakage of gastrointestinal contents following gastrointestinal surgery. Leakage can occur as a result of incomplete anastomosis of the portions of the digestive tract being operated upon and may result in infections, delayed healing or fibrosis. Clinically significant gastrointestinal tract leakage is most prevalent and unpredictable in esophageal and large bowel surgeries. Approximately 1.5 million gastrointestinal surgeries are performed annually worldwide, including approximately 400,000 esophageal and large bowel surgeries. Postoperative leaks are reported to occur up to 5% of large bowel surgeries and up to 25% of esophageal surgeries. The Company believes that, due to the unpredictable nature of leaks in these procedures, FOCALSEAL surgical sealant may be used prophylactically. The Company's sealants have been shown to be effective in sealing gastrointestinal leaks in several preclinical large animal models. The Company and Ethicon are currently preparing preclinical development plans for this indication.

    TISSUE COATINGS FOR POST-SURGICAL ADHESION PREVENTION

    The Company is exploring the development of its synthetic, liquid formulation polymers as coatings that could be applied to surgical sites with the objective of preventing the growth of post-surgical adhesions. Post-surgical adhesions develop as a result of wound healing and scar formation triggered by surgical trauma to tissue. The growth of this scar tissue following surgical procedures is part of the body's normal healing process. During the healing process, this growth can become excessive and result in the formation of fibrous structures that connect tissues or organs that are not normally joined. These fibrous structures are known as adhesions. Although the majority of surgery patients develop post-surgical adhesions, these adhesions are generally the most serious and clinically significant in abdominal and gynecological surgeries. There are approximately 1.0 million gynecological and 1.0 million abdominal surgical procedures performed annually worldwide in which post-surgical adhesion formation may occur. In abdominal surgeries, the growth of adhesions in the bowel regions can cause bowel obstructions. In gynecological surgeries, the growth of adhesions can result in infertility and serious pain in the pelvic region.

    Treatment alternatives for post-surgical adhesions are limited. The principal current treatment is to undertake additional surgical procedures to remove these adhesions. These procedures can, however, result in the regrowth of existing adhesions and the development of new adhesions.

    Due to the seriousness of the complications that abdominal and gynecological adhesions can cause and the difficulty in treating adhesions with methods other than additional surgeries, several companies have focused on the development of products that can be applied to surgical sites to reduce the risk of growth of post-surgical adhesions. Products based on hyaluronic acid, which is derived from a naturally-occurring carbohydrate known as hyaluronate and is produced either by fermentation or by extraction from rooster comb tissue, have been developed for use in preventing post-surgical adhesions. The Company believes that the principal limitation of hyaluronic acid based products as adhesion prevention barriers is rapid absorption through enzymatic reaction. As a result, these products may not remain in place long enough to prevent adhesion growth. The Company believes that a market opportunity exists for a synthetic bioabsorbable polymer that could be deposited at the surgical site with the objective of preventing the growth of post-surgical adhesions.

    In connection with the Company's collaborative agreement with Ethicon for surgical sealants, the Company and Ethicon are negotiating a possible additional collaboration in this area. There can be no assurance that the Company will successfully enter into this collaboration.

    LOCAL DRUG DELIVERY

    Focal's polymers have properties that enable them to incorporate and deliver drugs over a sustained period of time at local disease sites. Local drug delivery can enable the administration of drugs in much higher concentrations than if the drugs were delivered systemically. This can potentially significantly increase the efficacy of the drugs without a corresponding increase in side effects. Focal has explored the delivery of drugs, including growth factors, proteins and cardiovascular drugs, with its polymers.

    In April 1996, the Company entered into a collaboration with Novartis and Chiron for the development of non-surgical, vascular restenosis prevention therapy products. From the date of such agreement through the end of 1997, the Company's research and development activities for anti-restenosis drug delivery were funded by Novartis and Chiron. In January 1998, the Company received notice from Novartis that Novartis had exercised its 90-day right of termination under such agreement. As a result of such termination, the Company has terminated this research program.

    OTHER RESEARCH AND DEVELOPMENT INITIATIVES

    The Company has identified several additional potential applications for its proprietary synthetic, liquid formulation polymer technology. These include tissue and membrane reinforcement, periodontal infection control, orthopedic surgery, other drug delivery applications, vascular grafts and nonvascular stenting. All of these projects are at an early research stage, and the Company is not currently devoting a significant amount of resources to any of these projects. Accordingly, there can be no assurance that the Company will continue any of these research initiatives, that any of such research initiatives will result in the identification of product formulations that demonstrate sufficient promise in animal models to enable them to become candidates to enter human clinical trials, or that any products for which the Company is able to seek and obtain regulatory approvals and introduce commercially either in the United States or internationally will result from these efforts.

    RESEARCH AND DEVELOPMENT EXPENDITURES

    During the years ended December 31, 1995, 1996 and 1997 the Company incurred expenses of $9.7, $11.7 and $15.7 million, respectively, on research and development activities, including amounts funded by the Company's strategic partners.

STRATEGIC ALLIANCES

    Focal's commercial strategy is to develop its products both independently and in collaboration with strategic corporate partners, including pharmaceutical companies and medical device companies. The Company's strategic corporate relationships are described below.

    ETHICON (A DIVISION OF JOHNSON & JOHNSON)

    In January 1997, the Company entered into an exclusive Distribution, License and Supply Agreement with Ethicon, Inc., a division of Johnson & Johnson, for the research, development and commercialization of the Company's surgical sealant products (the "Ethicon Agreement"). Ethicon received marketing rights for all surgical sealant indications in all territories outside North America, while the Company retained manufacturing rights worldwide and marketing rights for North America and receives a royalty on all Ethicon sales. The Ethicon Agreement outlines the basis and timetable for the development, supply, marketing, packaging and distribution of FOCALSEAL-L and FOCALSEAL-S for use intraoperatively as surgical sealants for lung surgery and neurosurgery indications and other indications. The Ethicon Agreement also establishes a framework for additional funding for the development of cardiovascular, gastrointestinal and other surgical sealant indications. Ethicon will continue to receive marketing rights outside North America to new surgical sealants as they are developed.

    The Ethicon Agreement provided the Company a one-time, non-refundable payment of $7.0 million for research and development. During 1997 and 1998, Ethicon is also obligated to provide Focal with development funding and, if and to the extent certain regulatory milestones are achieved, milestone payments. The initial payment, research and development funding and milestone payments for the FOCALSEAL-L and FOCALSEAL-S surgical sealants will aggregate $18.0 million over the term of the agreement. Through December 31, 1997, the Company had received $12.8 million from Ethicon under the Ethicon Agreement.

    Focal is responsible for obtaining the CE mark for its FOCALSEAL-L and FOCALSEAL-S sealants for lung surgery and neurosurgery indications, respectively. Ethicon is responsible for obtaining regulatory clearances and approvals in Japan and countries outside of the European Union. Focal is responsible for manufacturing products covered by the collaboration. Ethicon will pay Focal a specified percentage of net sales of surgical sealant products manufactured by Focal and shipped to Ethicon. In addition, in the event Focal is unable to achieve specified supply targets or is in non-compliance with the manufacturing standards established for the CE mark and by Ethicon, Ethicon has the right to manufacture surgical sealants for sale in all territories outside North America. Such manufacturing rights, if they are exercised by Ethicon, will be royalty-bearing and non-exclusive.

    The agreement is terminable upon specified events including material breach by either party or bankruptcy or insolvency of either party. In addition, Ethicon may terminate the agreement at any time after January 2000 upon 12 months' prior written notice with or without cause.

    In addition, in connection with the Ethicon Agreement, the Company and Ethicon are negotiating a possible additional collaboration in the post-surgical adhesions prevention area. There can be no assurance that the Company will successfully enter into this collaboration.

    OTHER COLLABORATIONS

    The Company entered into a strategic alliance with Novartis and Chiron in April 1996 for the development of non-surgical, vascular restenosis prevention therapy products. Under the terms of the agreement, Novartis and Chiron funded research and development expenses and were obligated to make certain milestone payments upon achievement of certain preclinical, clinical, regulatory and commercial milestones. Through December 31, 1997, Focal had received $5.8 million in research and development funding from Novartis and Chiron. In January 1998, the Company received notice from Novartis that Novartis had exercised its 90-day right of termination under such agreement. As a result of such termination, the Company has terminated this research program.

PATENTS AND PROPRIETARY RIGHTS

    The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to its business and that provide a competitive advantage. Focal also relies on trade secrets, general know-how, in-licensing opportunities and continuing technological innovation.

    The Company has received, licensed or believes it has the option or right to license 21 issued United States patents and 9 foreign patents corresponding to certain of the issued United States patents, has 13 additional United States patent applications that have been allowed and has 25 patent applications pending in the United States, as well as foreign counterparts of certain of these applications. The issued United States patents have expiration dates ranging from 2010 to 2015. These patents and patent applications cover certain aspects of the Company's photopolymerizable polymer formulations, surgical sealant compositions and methods, and designs for delivery devices. These patents and patent applications are either held directly by Focal, or the Company has licensed or believes it has rights to license these patents. The Company has licensed from the University of Texas and Endoluminal Therapeutics, Inc. (a company controlled by one of the Company's founding scientists) worldwide rights to certain technologies which are the subject of issued patents and pending patent applications based upon technologies developed by two of the Company's founders. These licenses are terminable in the event of failure by the Company to pay scheduled royalties, failure to commercialize products in the fields covered by these licenses and under certain other conditions. Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, the Company intends to seek patent protection for its proprietary technology, products and processes.

    The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that the Company's pending or future patent applications will issue, or that the claims of the Company's issued patents, or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed patent applications in certain foreign countries corresponding to certain patent applications that it filed in the United States and may file additional patent applications inside and outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, import and sell its products. The Company is aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against the Company by third parties in the future challenging the Company's patent rights or claiming infringement by the Company of patents held by the third parties. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that Company inventors or licensors were the first to conceive of inventions covered by pending patent applications or that Company was the first to file patent applications for such inventions.

    The Company may be required or find it desirable to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by the Company, and adverse determinations in any such proceedings could have a material adverse effect on the business, financial condition or results of operations of the Company.

    The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

    UNITED STATES

    The Company's proposed products and its research and development activities are subject to regulation by numerous governmental authorities, principally, the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including the products currently under development by the Company. Product development and approval within this regulatory framework take a number of years and involves the expenditure of substantial resources.

    In the United States, medical devices are classified into three different classes, class I, II and III, on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to FDA's good manufacturing practices ("GMPs")) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

    Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or a premarket approval ("PMA") application under Section 515 of the FDA Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed class I or II device or a preamendment class III device (i.e. one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this may include a requirement to submit human clinical trial data. It generally takes four to twelve months from the date of a 510(k) submission to obtain clearance, but it may take longer.

    The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

    A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a preamendment class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature, and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

    Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company has not yet undergone an FDA GMP inspection and does not anticipate that it will undergo such an inspection until after filing of its initial PMA application for FOCALSEAL surgical sealants.

    If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

    If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

    The Company's FOCALSEAL surgical sealant products will be regulated as a class III medical device and will require PMA approval prior to being marketed in the United States. Although the Company has received an IDE from the FDA permitting the Company to conduct clinical trials of FOCALSEAL-L for lung surgery in the United States, and such clinical study has recently commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the FOCALSEAL-L product or will adequately support a PMA application for the product. In addition, the Company will be required to obtain additional IDEs for other applications of FOCALSEAL and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by the Company in support of future IDE applications will be deemed adequate for the purpose of obtaining IDE approval or that the Company will obtain approval to conduct clinical studies of any such future product.

    If clearance or approval is obtained, any device manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, the Medical Device Reporting ("MDR") regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The President recently signed into law the Food and Drug Administration Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

    Other products that may be developed by the Company, including products for local drug delivery, may be regulated as drugs requiring FDA approval of a new drug application ("NDA") prior to commercialization in the United States. The NDA approval process is generally considered more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing, and many products for which NDAs have been submitted by other companies have never been approved for marketing.

    If the FDA believes that a company is not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have material adverse effect on the Company's business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

    Among the requirements for product approval is the requirement that the prospective manufacturer conform to the FDA's GMP regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects device and drug manufacturing facilities in the U.S. in order to assure compliance with applicable GMP requirements. Failure of the Company to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on the Company's business, financial condition, or results of operations.

    INTERNATIONAL

    In order for the Company and its strategic partners to market its products in Europe and other foreign countries, the Company and/or its partners must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products may be longer or shorter than that required in the United States. In order to market FOCALSEAL surgical sealants and other products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In September 1997, the Company completed a CE mark and ISO 9001 standards audit, which is one of the principal steps in the CE mark approval process. The remainder of the CE mark approval process consists primarily of review by the approving body of additional documentation submitted by the Company in response to observations made during the CE mark audit. Although the CE mark and ISO 9001 standards audit has been completed, there can be no assurance that the Company will be successful in completing the remainder of the CE mark certification process or obtaining CE mark certification in a timely manner, if at all.

SALES AND MARKETING

    The Company intends to market and sell its surgical sealants internationally through Ethicon and to develop its own direct sales and marketing force for these products in North America. The Company initiated launch of its FOCALSEAL-L surgical sealant for lung surgery in Europe through Ethicon in March 1998. Johnson & Johnson is one of the leading manufacturers of sutures and staples worldwide and has a significant sales and marketing presence in Europe, Latin America and the Pacific Rim. If and when the Company receives marketing approval in the United States, the Company intends to build a direct sales force for marketing its surgical sealant products in North America.

    The Company's sales and marketing strategy for other products may include using a combination of the Company's own direct sales force, strategic marketing partners and distributors. The sales and marketing plans for these products will be dependent on the Company's success in entering into strategic marketing relationships, its ability to leverage its own internal sales force to market additional products beyond the surgical sealant products and its ability to hire and retain additional specialized sales personnel. There can be no assurance that the Company will be able to secure any additional strategic marketing partners or international distributors on terms that are acceptable to the Company, or at all, or that the Company will be successful in building a direct sales force in the United States.

MANUFACTURING

    The Company has only limited experience in manufacturing its FOCALSEAL surgical sealants. The Company has recently added manufacturing capacity at its Lexington, Massachusetts facility in order to meet anticipated supply requirements for the European commercial introduction of its FOCALSEAL-L surgical sealant and for the United States clinical trial.

    The Company performs certain steps in the FOCALSEAL manufacturing process internally and relies on outside contractors for others. Certain proprietary processes, including polymer synthesis, are performed by Focal. The Company uses outside contractors for nonproprietary, high volume processes including sterilization and fill and finish. The Company also contracts with third parties for the manufacture of syringes, applicators, light sources and light wands.

    There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability to manufacture commercial quantities of surgical sealants in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company anticipates that it will need to increase significantly its current manufacturing capacity to meet commercial needs over the next several years and that it may need to establish off-site manufacturing capacity to meet these anticipated needs. In addition, the Company expects that it will need to identify and qualify additional sources for materials and outsourced manufacturing processes. There can be no assurance that the Company's manufacturing scale-up efforts will be successful or that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, or at all. Furthermore, the Company may be required to establish an off-site manufacturing facility and qualify such facility under GMP, ISO 9001 and other applicable regulatory and quality standards. The Company would experience supply interruptions in the event it is unable to establish or maintain commercial levels of polymer synthesis, as the Company's polymer formulations are proprietary and are not available from third parties. In addition, there can be no assurance that the Company will not encounter unanticipated problems and delays in connection with its contract manufacturers and suppliers. Delays associated with or difficulties encountered in establishing commercial manufacturing, the establishment of new manufacturing facilities, or problems encountered with contract manufacturers and suppliers, would result in disruptions of product supply to the Company's marketing partners and for use in clinical trials. In such event, Ethicon could, under its agreement with the Company, commence manufacturing of surgical sealants for sales in all territories outside North America. Any of the foregoing would have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company purchases raw materials used in its products from various suppliers and outsources certain manufacturing processes. Certain materials and components are purchased from a single source vendor and certain processes such as sterile fill and finish are outsourced to a single source vendor. These materials and process manufacturing services have generally been readily available in the marketplace and have not been the subject of shortages. There can, however, be no assurance that the Company or its suppliers or contract manufacturers will not experience material shortages in the future. Any such future shortages of materials or components could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also required to register as a medical device manufacturer with the FDA and to list its products with the FDA. As such, the Company is subject to inspections by the FDA for compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. Further, the Company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection and does not anticipate that it will undergo such an inspection until after submission of its initial PMA application for FOCALSEAL surgical sealants.

COMPETITION AND TECHNOLOGICAL CHANGE

    The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical sealant area, the Company will compete with existing methodologies for sealing air and fluid leaks resulting from surgery, including some traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, United States Surgical Corporation, American Home Products Corporation and others. Other products currently being marketed include fibrin glue, sold in Europe and the Pacific Rim countries by Immuno AG, Cention and Fujisawa and under development by Baxter Healthcare Corporation, Bristol-Myers Squibb Company and Vitex. Other competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmBH and Cryolife. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. The other areas in which Focal is developing products, such as post-surgical adhesion prevention and restenosis drug delivery, are intensely competitive markets and the Company will encounter competition from major medical device, pharmaceutical and biopharmaceutical companies in such markets. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales, and personnel resources than the Company.

    These competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or foreign countries or product commercialization earlier than the Company, any of which could materially adversely affect the Company. Furthermore, if the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, there can be no assurance that the Company's marketing partners will not pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that would compete with the Company's products.

    Other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. In such event, the Company's business, financial condition and results of operations could be materially adversely affected.

THIRD PARTY REIMBURSEMENT

    Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, the Company and its strategic marketing partners may be required to seek international reimbursement approvals. If required, there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive such international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

    In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for the Company's products. Accordingly, the Company believes that there will be no procedure-specific reimbursement codes for the Company's products. The Company anticipates that hospital administrators and physicians will justify the additional cost of surgical sealants by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of its products.

    There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's business may be also materially adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of certain medical products and prescription pharmaceuticals is subject to government control. In the United States, an increasing emphasis on managed care has put, and will continue to put, pressure on pharmaceutical and medical product pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future, and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on other companies that are corporate partners or prospective corporate partners for certain of the Company's products, the Company's ability to commercialize its products may be materially adversely affected.

EMPLOYEES

    As of December 31, 1997, the Company employed 98 persons of whom 71 were in research, development and manufacturing, 8 were in clinical, regulatory affairs and quality assurance, and 19 were in management, finance and administration. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

SCIENTIFIC ADVISORS

    Focal has recruited several physician specialists and experienced practitioners in various fields pertaining to its products to serve as scientific advisors. The four founding scientists of Focal are scientific advisors to the Company, including Jeffrey Hubbell, Ph.D., Professor, Swiss Federal Institute of Technology, Zurich, Switzerland; Marvin Slepian, M.D., Cardiologist, University of Arizona Medical Center; Robert Langer, Ph.D., Professor, Massachusetts Institute of Technology; and Henry Brem, M.D., Professor, The Johns Hopkins University.

    There is no fixed term of service for the scientific advisors. Current members may resign or be removed at any time, and additional members may be appointed. In general, members do not serve on an exclusive basis with the Company and are not obligated to assign inventions to the Company. Drs. Langer, Brem, Hubbell and Slepian are scientific founders of the Company and certain inventions of Drs. Hubbell and Slepian were assigned to the Company under the Company's license agreements with the University of Texas and Endoluminal Therapeutics, Inc., a company controlled by Dr. Slepian, respectively. Drs. Langer and Brem also serve as members of the Company's board of directors. Scientific advisors have from time to time received option grants to purchase Common Stock of the Company. Scientific Advisors have also received cash compensation, with the amount of such compensation dependent on the time commitment and level of involvement of each advisor. All scientific advisors receive reimbursement for expenses incurred in traveling to and attending meetings on behalf of the Company.

    The following individuals are scientific advisors to Focal in their respective areas of specialization identified below.

BIOMATERIALS/POLYMER SCIENCE

Jeffrey Hubbell, Ph.D.                         Swiss Federal Institute of Technology
John Eaton, Ph.D.                              Baylor University College of Medicine
Joachim Kohn, Ph.D.                            Rutgers University
Joseph Vacanti, M.D.                           Boston Children's Hospital
Allan Hoffman, Ph.D.                           University of Washington

DRUG DELIVERY AND TISSUE ENGINEERING

Elazar Edelman, M.D., Ph.D.                    Harvard Medical School
Robert Langer, Ph.D.                           Massachusetts Institute of Technology
Jane Shaw, Ph.D.                               President of Stable Network; Former President
                                               of Alza Corporation
Jeffrey Isner, M.D.                            St. Elizabeth's Hospital

PROCEDURE DEVELOPMENT

Joseph LoCicero, M.D.                          Harvard Medical School
Peter Johnson, M.D.                            University of Pittsburgh Medical School
Ogan Gurel, M.D.                               Harvard Medical School

FACTORS AFFECTING OPERATING RESULTS

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred net losses in each year since its inception, including a net loss of approximately $442,000 during 1997. At December 31, 1997, the Company had an accumulated deficit of $45.9 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses into 1999 and may incur net losses in subsequent periods, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of its research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third-party funding, operating losses will increase. Focal does not expect to generate revenues from the sale of products, if any, until the first half of 1998. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FOCALSEAL surgical sealants, and developing the manufacturing capacity and sales and marketing capability for its products. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever record product revenues or achieve profitability. Profitability, if achieved, may not be sustained.

    UNCERTAINTIES RELATED TO EARLY STAGE OF COMMERCIALIZATION AND
DEVELOPMENT. Except for the FOCALSEAL-L surgical sealant for lung surgery indications, all of the Company's products are in early stages of development or research. To date the Company has not received marketing approval for its FOCALSEAL-L lung surgical sealant or any other product from the FDA. The Company's initial product, FOCALSEAL-L, is not expected to be commercially available in the United States until the end of 1999, at the earliest. In addition, FOCALSEAL-L and FOCALSEAL-S will require significant additional research and development efforts before either is suitable for other indications. The development and commercialization of new bioabsorbable synthetic polymer products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that any of the Company's development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that any PMA application will be accepted or ultimately approved by the FDA, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

    EARLY STAGE OF CLINICAL TESTING AND LACK OF EXTENSIVE CLINICAL DATA. The FOCALSEAL-L product for lung surgery is in clinical testing in the United States, and clinical data obtained to date is insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. The Company has completed a 60-patient controlled, randomized human clinical trial in Europe involving use of FOCALSEAL-L in lung surgery. Although the Company believes that the results of this trial are sufficient to obtain marketing approval in Europe, significant additional clinical data will be required prior to submission of a PMA application in the United States. The Company has only recently commenced United States clinical trials of FOCALSEAL-L pursuant to a conditionally approved IDE issued by the FDA. As a result of communications with the FDA, the Company will pursue certain clinical endpoints that were not the subject of the European clinical trial. It may therefore be more difficult for the Company to demonstrate the efficacy of FOCALSEAL-L in the United States trial than in the European trial, which could result in delays or adversely affect the success of the clinical trial. There can be no assurance that FOCALSEAL-L will receive marketing approval from the FDA or that any of the Company's other products will prove to be safe and effective in United States or international clinical trials under applicable regulatory guidelines. In addition, clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or international approvals. In particular, during the Company's European clinical trial of FOCALSEAL-L in lung surgery, a higher than anticipated incidence of insufficient wound healing at the bronchial stump was observed in patients in the treated group. The bronchial stump typically heals through tissue overgrowth from surrounding areas. Based upon its review and analysis of the clinical data, the Company believes that in those cases in which FOCALSEAL-L was applied directly to the bronchial stump it may have acted as a barrier to such tissue overgrowth, thereby slowing natural healing of the bronchial stump. As a result of this observed clinical event, the labelling for FOCALSEAL-L in the United States clinical trial indicates that the product may be applied to all lung tissues other than the bronchial stump. Other unforeseen circumstances may arise, or adverse events related to the use of the product may occur, during clinical trials and any such events may require suspension or termination of clinical trials as well as reporting to the FDA or other regulatory authorities. If the FOCALSEAL product and the Company's other products under development do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially and adversely affected.

    DEPENDENCE UPON FOCALSEAL SURGICAL SEALANTS. The Company anticipates that revenues derived from European sales of FOCALSEAL-L will account for a substantial majority of the Company's near term product revenues. In addition, the Company's future success will depend, in significant part, on its ability to complete successfully additional clinical trials and to obtain regulatory approval and market acceptance of FOCALSEAL-L in the United States. Although the Company recently commenced a 180-patient, pivotal, multicenter trial of FOCALSEAL-L for lung surgery indications in the United States and anticipates submitting a PMA application to the FDA based on the results of the trial, there can be no assurance that the FDA will accept the PMA for filing, that the Company will be able to demonstrate to the FDA's satisfaction that FOCALSEAL-L is safe and effective, or, if marketing approval were granted by the FDA, that the Company will commercialize successfully FOCALSEAL-L in the United States. Failure by the Company to gain marketing approval from the FDA for FOCALSEAL-L or to be able to commercialize successfully FOCALSEAL-L in the United States would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's FOCALSEAL surgical sealants represent a new method of sealing air and fluid leaks that arise in connection with surgery, and there can be no assurance that these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and United States marketing approvals can be obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of FOCALSEAL, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the FOCALSEAL surgical sealants unless they determine, based on clinical data and other factors, that these systems are an effective means of sealing air and fluid leaks and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Such determinations will depend, in part, on the ability of the Company's FOCALSEAL-L surgical sealant to reduce the time a lung surgery patient must be connected to a chest tube and the length of hospital stays associated with lung surgery. Acceptance among physicians may also depend upon the Company's ability to train thoracic surgeons and other potential users of the Company's products in the application of liquid surgical sealants, which such physicians typically have not performed, and the willingness of such users to learn these new techniques. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. Focal will require substantial additional funding in order to continue its research and product development programs, including for preclinical testing and clinical trials of its product candidates, for operating expenses, for the pursuit of regulatory approvals for its product candidates, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company believes that its existing capital resources, together with the net proceeds of this offering, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 18 months. However, no assurance can be given that such net proceeds will be sufficient to conduct its research and development programs as planned. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities, including the net proceeds of this offering, and interest income earned thereon, together with funding that may be received under the Company's strategic alliances, will be adequate to satisfy its capital and operating requirements.

    Focal intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including equity securities. In addition, the Company has obtained equipment lease financing and other forms of debt financing and may continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financings would be dilutive to the Company's stockholders. If adequate funds are not available, Focal may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require Focal to relinquish rights to certain of its technologies or product candidates.

    UNCERTAINTY OF ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT, EMPLOYEES AND CONSULTANTS. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy. All of Focal's consultants and the members of the Company's Scientific Advisory Board are employed by employers other than the Company, and may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to the Company.

    POTENTIAL PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE. The use of any of the Company's potential products in clinical trials, and the sale of any approved products, may expose the Company to liability claims resulting from the use of its products. These claims might be made directly by consumers, health care providers or by pharmaceutical companies or others selling such products. Focal has obtained product liability insurance coverage, subject to certain policy limits, for its clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

    HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS. The Company's research and development processes involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations.

    VOLATILITY OF COMMON STOCK PRICE. The market prices for securities of life sciences companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or others, clinical trial results, developments concerning strategic alliance agreements, government regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or others, future sales of substantial amounts of Common Stock by existing stockholders, comments by securities analysts and general market conditions can have an adverse effect on the market price of the Common Stock. In addition, the realization of any of the risks described in these "Factors Affecting Operating Results" could have a material adverse impact on market price of the Company's Common Stock.

ITEM 2.

    PROPERTIES

    Focal currently occupies approximately 54,000 square feet of manufacturing, laboratory and administrative space in Lexington, Massachusetts under a lease which expires in September 2004. Focal has an option to extend this lease for several additional five year periods. The Company believes that this facility is sufficient to meet the Company's requirements through 1998. The Company is currently evaluating the possibility of obtaining additional facility space in the Lexington, Massachusetts area and believes such space can be obtained on commercially reasonable terms.

ITEM 3.

    LEGAL PROCEEDINGS

    The Company is not currently a party to any material pending legal proceedings.

ITEM 4.

    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders of the Company on November 25, 1997, the following matters were acted upon by the stockholders of the Company:

        1.) The approval of an amendment to the company's Certificate of Incorporation to effect a 1 for 3.25 reverse stock split of the company's Common Stock; and

        2.) The approval of the adoption of the Company 1997 Director Stock Option Plan and the reservation of 150,000 post-reverse split shares of Common Stock; and

        3.) The approval of the adoption of the Company's 1997 Employee Stock Purchase Plan and the reservation of 200,000 post reverse split shares of Common Stock for issuance thereunder; and

        4.) The approval of an amendment to the Company's 1992 Incentive Stock Plan to increase the number of shares reserved for issuance thereunder to a new total of 2,600,000 post-reserve split shares of Common Stock; and

        5.) The election of Henry Brem, M.D., David M. Clapper, Janet Effland, Robert Langer, Ph.D., Mark J. Levin, Michael J. Levinthal, Fred E. Silverstein, M.D. and Jesse I. Treu, Ph.D. to the board of directors; and

        6.) The approval of the company's initial public offering Restated Certificate of Incorporation and Bylaws; and

        7.) The ratification of Ernst &. Young LLP as the independent auditors of the Company for the year ending December 31, 1997.

    Each of the foregoing items was approved by the affirmative vote of the holders of a majority of the shares of Company capital stock present at the meeting. Certain items required a separate class vote of the holders of the Company's then outstanding Preferred Stock (which was automatically converted into Common Stock upon the closing of the Company's initial public offering in December 1997). All such items were approved by the requisite class vote.

                                    PART II

ITEM 5.

    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FOCL." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since December 11, 1997, the date the Common Stock commenced trading.

QUARTER                                                                             HIGH         LOW
--------------------------------------------------------------------------------  ---------      ---
1997: Fourth Quarter (from December 11, 1997)...................................     10 3/4          10

    As of March 1, 1998, the number of common stockholders of record was 163. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    On December 11, 1997, the Company commenced and completed its initial public offering (the "IPO") of 2,500,000 shares of its Common Stock, $0.01 par value per share, at a public offering price of $10.00 per share pursuant to a registration statement on Form S-1 (file no. 333-38379) filed with the Securities and Exchange Commission. All of the shares registered were sold, including an additional 375,000 shares which were sold upon exercise of the underwriters' over-allotment option. Lehman Brothers, Piper Jaffray, Inc., and Pacific Growth Equities, Inc. were the managing underwriters of the IPO.

    The following table indicates the amount and aggregate offering price of the Common Stock registered and sold in the IPO for the account of the Company. There were no selling stockholders in the IPO.

                                                          AGGREGATE PRICE                           AGGREGATE
                                                                OF                                  OFFERING
                                           AMOUNT         OFFERING AMOUNT                        PRICE OF AMOUNT
TITLE OF SECURITY                        REGISTERED         REGISTERED         AMOUNT SOLD            SOLD
-----------------------------------  ------------------  -----------------  ------------------  -----------------
Common Stock, $0.01 par value......  2,875,000 shares     $    28,750,000   2,875,000 shares      $  28,750,000

    The following table lists the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Common Stock issued in the IPO.

                                                                   DIRECT OR INDIRECT PAYMENTS TO
                                                                    DIRECTORS OR OFFICERS OF THE
                                                                   COMPANY OR THEIR ASSOCIATES; TO
                                                                    PERSONS OWNING TEN PERCENT OR        DIRECT OR
                                                                     MORE OF ANY CLASS OF EQUITY          INDIRECT
                                                                  SECURITIES OF THE COMPANY; AND TO     PAYMENTS TO
                                                                      AFFILIATES OF THE COMPANY            OTHERS
                                                                 -----------------------------------  ----------------
Underwriting discounts and commissions.........................               $       0                $    2,012,500
Expenses paid to or for underwriters...........................               $       0                $            0
Other expenses to date.........................................               $       0                $      753,000
                                                                                                      ----------------
Total expenses.................................................               $       0                $    2,765,500
                                                                                                      ----------------
Net Proceeds of IPO............................................                                        $   25,984,500
                                                                                                      ----------------
                                                                                                      ----------------

    All of the net proceeds of the IPO were held in temporary investments.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference to Registrant's 1997 annual report to stockholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference to Registrant's 1997 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The information required by this item is incorporated by reference to Registrant's 1997 annual report to stockholders.

ITEM 9.

    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 27, 1998 and certain information included therein is incorporated herein by reference.

ITEM 10.

    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
David M. Clapper.....................................          46   President, Chief Executive Officer and Director
Arthur J. Coury, Ph.D................................          57   Vice President, Material Research
David J. Enscore, Ph.D...............................          46   Vice President, Development & Drug Delivery
Stephen J. Herman....................................          50   Vice President, Operations
Glenn M. Kazo........................................          37   Vice President, Corporate Development
Mary Lou Mooney......................................          42   Vice President, Clinical and Regulatory Affairs &
                                                                    Quality
Ronald S. Rudowsky...................................          49   Vice President, Marketing and Procedure Development
W. Bradford Smith....................................          42   Vice President, Finance and Administration and Chief
                                                                    Financial Officer

    DAVID M. CLAPPER has been President, Chief Executive Officer and a Director since joining Focal in July 1993. Before joining Focal, Mr. Clapper was employed at Johnson & Johnson from 1977 until 1993. He served as Vice President and a Board member at the Critikon, Inc. division of Johnson & Johnson from July 1992 to July 1993. From 1977 to June 1992, Mr. Clapper held a variety of positions, including Vice President of Sales & Marketing and a Board Member of Ethicon Endo-Surgery, and Vice President of Product Management and a Board Member at Ethicon Inc.. Mr. Clapper holds a B.S. in Marketing from Bowling Green State University.

    ARTHUR J. COURY, PH.D. has been Vice President, Materials Research of the Company since July 1993. From 1976 to June 1993, Dr. Coury held various positions with Medtronic, Inc., serving most recently as Director, Polymer Technology and Corporate Research Fellow. He has over 20 years of biomaterials research and development experience and has been issued 30 patents. Dr. Coury holds a Ph.D. in Organic Chemistry and an M.B.A. from the University of Minnesota.

    DAVID J. ENSCORE, PH.D. has been Vice President, Development and Drug Delivery of the Company since September 1995. From 1979 until joining the Company, Dr. Enscore held several positions with ALZA Corporation, a biopharmaceutical company, most recently as Executive Director, Transdermal Product Development. Dr. Enscore has been issued 15 patents. He holds a Ph.D. in Chemical Engineering from North Carolina State University.

    STEPHEN J. HERMAN has been Vice President, Operations of the Company since August 1992. From March 1990 to May 1992, Mr. Herman served as President and Chief Executive Officer of Cardiopulmonary Corporation, a medical equipment development company. From 1982 to 1990, he held various positions with C. R. Bard, Inc., a medical device company, most recently as President of its critical care division. Mr. Herman previously held product development management positions with Cobe Laboratories. Mr. Herman holds an M.B.A. from the University of Colorado and a B.S. in Mechanical Engineering from the University of Missouri.

    GLENN M. KAZO has been Vice President, Corporate Development of the Company since November 1995. During 1995, prior to joining the Company, Mr. Kazo was Managing Partner of Kazo Associates, a consulting business focusing on health care strategy and development. From 1981 to 1994, he held various positions with Enzon, Inc., a biopharmaceutical and drug delivery company, most recently as Corporate Vice President, Strategic Planning and Public Affairs. Mr. Kazo holds an M.S. in Biochemistry from Rutgers University.

    MARY LOU MOONEY, Vice President, Clinical Affairs, Regulatory Affairs and Quality, joined the Company in June 1993 as Director, Regulatory Affairs. In January 1997, Ms. Mooney was promoted to her current position. From March 1991 to June 1993, she held various positions with C.R. Bard Inc., a medical device company, most recently as Director, Regulatory Affairs and Quality Assurance for its ventures division. Ms. Mooney has also held regulatory positions with Cardiac Pacemakers, Inc., Biometric Research Institute, Inc. and Cordis Corporation. Ms. Mooney holds an M.S. in Biomedical Science from Drexel University.

    RONALD S. RUDOWSKY, Vice President, Marketing and Procedure Development, joined the Company in January 1994 as Director, Procedure Development. In January 1997, Mr. Rudowsky was promoted to his current position. From June 1991 to December 1993, he was the Director of Marketing of Ethicon Endo-Surgery, a medical device company and a division of Johnson & Johnson. Previously, he spent 14 years in various sales and marketing positions at Ethicon, Inc. Mr. Rudowsky holds a B.B.A. in Marketing from Marshall University.

    W. BRADFORD SMITH, Vice President, Finance and Administration and Chief Financial Officer, joined the Company as Director of Finance in May 1993. In March 1994, Mr. Smith was appointed to his current position. From June 1990 to May 1993, he served as Director of Finance for CytoTherapeutics, Inc., a biotechnology company. Prior to that, he was Director of Finance at ImmuCell Corporation, a biotechnology company, a Financial Analyst for a division of Lockheed Corporation and a Senior Accountant with Coopers & Lybrand. Mr. Smith holds an M.B.A. from the University of New Hampshire and a B.S. from Tufts University.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following Financial Statements of Focal, Inc. and Report of Independent
Auditors are incorporated by reference to pages    through    of the
Registrant's 1997 annual report to stockholders:

        Report of Independent Auditors

        Balance Sheets, As of December 31, 1997 and 1996

        Statements of Operations, Years Ended December 31, 1997, 1996 and 1995

        Statements of Stockholders' Equity, Years Ended December 31, 1997, 1996 and 1995

        Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995

        Notes to Financial Statements

        2.  Financial Statement Schedules

    The following financial statement schedule(s) of Focal, Inc. is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of Focal, Inc incorporated by reference herein: None

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. EXHIBITS

    Refer to (c) below.

    (b) Reports on Form 8-K

    None.

    (c) Exhibits

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------

  3.2(1)   Restated Certificate of Incorporation of the Registrant.

  3.3(1)   Bylaws of the Registrant as amended.

  4.2(1)   Specimen Common Stock Certificate.

 10.1(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers.

 10.2(1)   1992 Incentive Stock Plan, as amended, and form of Stock Option Agreement.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 10.3(1)   1997 Employee Stock Purchase Plan and forms of agreements thereunder.

 10.4(1)   1997 Directors' Option Plan and forms of agreements thereunder.

 10.5(1)   Restated Investors Rights Agreement dated April 12, 1996 among the Registrant and certain stockholders of the Registrant.

 10.6(1)   Lease Agreement dated April 4, 1994 between Registrant and The Mutual Life Insurance Company of New
           York relating to lease of facility located at 4 Maguire Road, Lexington, MA, as amended to date.

 10.7(1)   Master Lease Agreement dated October 30, 1992 between Registrant and Comdisco, Inc.

 10.8(1)   Master Lease Agreement dated February 28, 1994 between Registrant and MMC/GATX Limited Partnership I.

 10.9(1)   Master Loan and Security Agreement dated April 18, 1997 between Registrant and Transamerica Leasing.

 10.10(1)  Patent and Technology License Agreement dated June 11, 1992 between Registrant and University of Texas.

 10.11(1)  Exclusive License Agreement dated August 7, 1992 among Registrant, Marvin Slepian, M.D. and Endoluminal
           Therapeutics, Inc.

 10.12(1)  Collaboration and License Agreement dated April 25, 1996 between Registrant, Ciba Corporation and
           Chiron Corporation.

 10.13(1)  Distribution, License and Supply Agreement dated January 2, 1997 between Registrant and Ethicon, Inc.

 10.14(1)  Agreement for Consulting Services dated November 15, 1991 between Registrant and Robert Langer, Ph.D.

 10.15(1)  Agreement for Consulting Services dated August 7, 1992 between Registrant and Marvin Slepian, M.D.

 10.16(1)  Agreement for Consulting Services and Sabbatical Employment dated June 1, 1992 between Registrant and
           Jeffrey Hubbell.

 10.17(1)  Form of Restricted Stock Purchase Agreement.

 10.18(1)  Loan Agreement dated March 29, 1995 between Registrant and Ronald Rudowsky.

 10.19(1)  Loan Agreement dated February 28, 1997 between Registrant and Arthur Coury, Ph.D.

 10.20(1)  Form of Preferred Shares Rights Agreement between Registrant and Norwest Bank Minnesota N.A.

 13        Annual Report to Stockholders

 23.1      Consent of Ernst & Young, Independent Auditors

 27.1-
   27.4    Financial Data Schedules.

------------------------

(1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, File No. 333-38379, originally filed with the Securities and Exchange Commission on October 21, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998            FOCAL, INC.

                                By:             /s/ DAVID M. CLAPPER
                                     -----------------------------------------
                                                 David M. Clapper,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Clapper and W. Bradford Smith, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
     /s/ DAVID M. CLAPPER         Officer and Director
------------------------------    (Principal Executive         March 27, 1998
      (David M. Clapper)          Officer)
                                Vice President, Finance and
    /s/ W. BRADFORD SMITH         Chief Financial Officer
------------------------------    (Principal Financial and     March 27, 1998
     (W. Bradford Smith)          Accounting Officer)
        /s/ HENRY BREM          Director
------------------------------                                 March 27, 1998
      (Henry Brem, M.D.)
      /s/ JANET EFFLAND         Director
------------------------------                                 March 27, 1998
       (Janet Effland)
      /s/ ROBERT LANGER         Director
------------------------------                                 March 27, 1998
    (Robert Langer, Ph.D.)
      /s/ MARK J. LEVIN         Director
------------------------------                                 March 27, 1998
       (Mark J. Levin)
   /s/ MICHAEL J. LEVINTHAL     Director
------------------------------                                 March 27, 1998
    (Michael J. Levinthal)
   /s/ FRED E. SILVERSTEIN      Director
------------------------------                                 March 27, 1998
 (Fred E. Silverstein, M.D.)
      /s/ JESSE I. TREU         Director
------------------------------                                 March 27, 1998
    (Jesse I. Treu, Ph.D.)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------

        13  Annual Report to Stockholders

      23.1  Consent of Ernst & Young, Independent Auditors

 27.1-27.4  Financial Data Schedules.