Form 10-Q
period 1998-03-31
FOCAL INC
filed 1998-05-08
CIK 911684

                               UNITED STATES
                     SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                    For Quarter Ended March 31, 1998

                     Commission File Number: 0-23247

                              FOCAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                             94-3142791
   -------------------------------            ---------------
   (State or other jurisdiction of            (I.R.S. employer
    incorporation or organization            identification no.)


                      4 Maguire Road, Lexington, MA 02173
                      ------------------------------------
                    (Address of principal executive offices
                               including zip code)



                                  (781) 280-7800
                           -----------------------------
                          (Registrant's telephone number
                               including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


           Yes  x                            No
               ----                             ------

As of March 31, 1998, the Registrant had 13,247,570 shares of Common Stock outstanding.

                                  FOCAL, INC.
                Form 10-Q for the Quarter Ended March 31, 1998

                                    INDEX


                                                                   PAGE NUMBER
INDEX                                                                   2

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

   Condensed Balance Sheets at December 31, 1997
    and March 31,1998                                                   3

   Condensed Statements of Operations for the Three
    Months Ended March 31,1997 and 1998                                 4

   Condensed Statements of Cash Flows for the Three
    Months Ended March 31, 1997 and 1998                                5

   Notes to Condensed Financial Statements                              6

ITEM 2-Management's Discussion & Analysis of Financial
   Condition and Results of Operations                                  8

PART II-OTHER INFORMATION

ITEMS 1-6                                                               12

SIGNATURES                                                              13


                                 Focal, Inc.
                           Condensed Balance Sheets
                                 (Unaudited)

                                                                         December 31,                      March 31,
                                                                             1997                            1998
                                                                       ----------------                  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $26,810,777                     $21,426,934
  Marketable securities                                                     6,428,374                      12,283,213
  Inventories                                                                 566,989                       1,394,452
  Accountants receivable and prepaid expenses                               2,733,584                       1,517,556
                                                                       ----------------                  ---------------
Total current assets                                                       36,539,724                      36,622,155

Notes receivable from related parties                                         343,480                         371,822

Property, plant & equipment, net                                            2,710,513                       2,794,381

Other assets                                                                   12,696                          12,855
                                                                       ----------------                  ---------------
Total assets                                                              $39,606,413                     $39,801,213
                                                                       ----------------                  ---------------
                                                                       ----------------                  ---------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable & accrued liabilities                                   $4,031,807                      $3,860,216
  Deferred revenue                                                            750,000                         750,000
  Current portion of capital lease obligations                                890,451                         891,278
                                                                       ----------------                  ---------------
Total current liabilities                                                   5,672,258                       5,501,494

Capital lease obligations                                                   1,421,983                       1,390,062

Stockholders' equity:
  Common stock                                                                128,686                         132,475
  Additional paid-in capital                                               80,777,780                      84,330,292
  Notes receivable from related parties                                    (1,688,057)                     (1,688,057)
  Deferred compensation                                                      (768,865)                       (692,700)
  Accumulated other comprehensive income                                      (17,358)                        (23,367)
  Accumulated deficit                                                     (45,920,014)                    (49,148,986)
                                                                       ----------------                  ---------------
Total stockholder's equity                                                 32,512,172                      32,909,657
                                                                       ----------------                  ---------------
Total liabilities and stockholders' equity                                $39,606,413                     $39,801,213
                                                                       ----------------                  ---------------
                                                                       ----------------                  ---------------



See accompanying notes.


                                   FOCAL, INC.
                        Condensed Statements of Operations
                                   (Unaudited)


                                                              Three months ended March 31,
                                                                1997                 1998
                                                         ------------------    ---------------

REVENUES:
      Collaborative R&D revenues                                $8,904,229        $ 1,228,607
      Product revenues                                              -                 712,220
                                                         ------------------    ---------------
            Total revenues                                       8,904,229          1,940,827

COSTS AND EXPENSES:
      Cost of product revenues                                      -                 729,990
      Research and development                                   3,240,633          3,957,765
      General and administrative                                   782,221            934,903
                                                         ------------------    ---------------
            Total costs and expenses                             4,022,854          5,622,658

Interest income (net)                                              216,570            452,859
                                                         ------------------    ---------------

NET INCOME (LOSS)                                               $5,097,945        $(3,228,972)

                                                         ------------------    ---------------
                                                         ------------------    ---------------
Basic and diluted net income (loss)
   per share (proforma in 1997)                                      $0.51             ($0.24)
                                                         ------------------    ---------------
                                                         ------------------    ---------------
Shares used in computing basic and diluted net
   income (loss) per share (proforma in 1997)                   10,020,932         13,216,817
                                                         ------------------    ---------------
                                                         ------------------    ---------------



See accompanying notes.


                                                            Focal, Inc
                                                Condensed Statements of Cash Flows
                                                           (Unaudited)

                                                                              Three months ended March 31,
                                                                              1997                           1998
                                                                          ------------                   -------------
Operating Activities
Net income (loss)                                                         $ 5,097,945                    $ (3,228,972)
Adjustments to reconcile net loss to
      net cash used in operating activities:
            Depreciation and amortization                                     263,325                         260,071
            Amortization of deferred                                           67,165                          76,165
               compensation
            Interest accrued on notes receivable                               (3,294)                        (28,342)
            Increase (decrease) in cash arising
               from changes of operating assets
               and liabilities:
                 Inventories                                                        -                        (827,463)
                 Accounts receivable and prepaid expenses                    (149,134)                      1,216,028
                 Accounts payable and accrued liabilities                      56,474                        (171,591)
                 Deferred revenue                                           1,295,000                               -
                                                                          ------------                   -------------
Net cash provided by (used in) operating activities                         6,627,481                      (2,704,104)

Investing activities
Purchase of marketable securities                                          (8,074,222)                    (10,314,298)
Sale of marketable securities                                               2,294,424                       4,453,450
Purchase of property and equipment                                           (296,725)                       (343,939)
Other assets                                                                     (153)                           (159)
                                                                          ------------                   -------------
Net cash used in investing activities                                      (6,076,676)                     (6,204,946)

Financing activities
Proceeds from equity financings,
      net of issuance costs                                                         -                       3,549,500
Proceeds from exercise of
      stock options                                                             1,353                           6,801
Proceeds from lease financing                                                       -                         241,525
Principal payments on capital lease
      obligations                                                            (260,998)                       (272,619)
                                                                          ------------                   -------------
Net cash provided by (used in) financing
      activities                                                             (259,645)                      3,525,207

                                                                          ------------                   -------------
Net increase (decrease) in cash and cash
      equivalents                                                             291,160                      (5,383,843)
Cash and cash equivalents at beginning
      of the period                                                         5,465,471                      26,810,777
                                                                          ------------                   -------------
Cash and cash equivalents at end of
      the period                                                          $ 5,756,631                    $ 21,426,934
                                                                          ------------                   -------------
                                                                          ------------                   -------------

Supplemental disclosure of cash flow
      information:
            Property acquired under capital
                 lease obligations                                           $350,373                    $          -
                                                                          ------------                   -------------
                                                                          ------------                   -------------
            Interest paid                                                     $19,489                         $54,115
                                                                          ------------                   -------------
                                                                          ------------                   -------------
See accompanying notes.



                    Notes to Condensed Financial Statements
                                 (Unaudited)

Note 1. Basis of Presentation

Focal, Inc. develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body with or without sutures and staples to seal leaks resulting from surgery.

The accompanying unaudited, condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

Note 2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock and convertible preferred stock outstanding, assuming conversion of preferred stock at date of issuance. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive or not material.

Note 3. Exercise of Overallotment Option from Initial Public Offering

In January 1998, the underwriters for the Company's initial public offering exercised the overallotment option on 375,000 shares of common stock granted to them in connection with the offering. The Company received net proceeds of $3.5 million from the issuance of these shares.

Note 4. Revenue Recognition for Product Sales

Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month period ended March 31, 1998 were attributable to sales to the Ethicon division of Johnson & Johnson.

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1997 and March 31, 1998, inventories consisted of the following:

                                             December 31,   March 31,
                                                 1997         1998
                                             ------------  ----------
Purchased parts and subassemblies              $566,989    $  353,710
Work in process                                   --          832,407
Finished goods                                    --          208,335
                                             ------------  ----------
                                               $566,989    $1,394,452

Note 6. Adoption of Newly Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 was adopted effective January 1, 1998 and there was no material effect on the Company's financial statements. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains and losses on the Company's marketable securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

The components of the comprehensive income for the three month periods ended March 31, 1997 and 1998 are as follows:

                                           Three months ended March 31,
                                                1997          1998
                                           -------------  -------------
Net Income (Loss)                           $ 5,097,945    $(3,228,972)

Other Comprehensive Income:
Change in Unrealized (Loss) on
  Marketable Securities                     $   (18,061)   $    (6,009)
                                           -------------  -------------
Comprehensive Income (Loss)                 $ 5,079,884    $(3,234,981)

MANAGEMENT'S DISCUSSION & ANALYSIS

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the Company's Report on Form 10-K for the year ended December 31, 1997. Those factors described under "Business-Product and Product Development programs," "-Strategic Alliances," "-Patents and Proprietary Rights," "-Government Regulations," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Report on Form 10-K should be read in conjunction with this Management's Discussion and Analysis.

OVERVIEW

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and most recently, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $22.7 million through March 31, 1998, in conjunction with these alliances. The company has incurred net losses in each year since its inception, including net losses of approximately $3.2 million for the three months ended March 31, 1998. At March 31, 1998, the Company had an accumulated deficit of $49.1 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through 1999 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third party funding, net losses will continue to increase. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FocalSeal surgical sealants, and developing the manufacturing capacity and sales and marketing capability for its products. There can be no assurance that Focal will obtain the required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever achieve profitability.

The Company introduced its first commercial product, FocalSeal-L for lung surgery indications, in Europe in March 1998 through its strategic marketing alliance with Ethicon. The Company anticipates that revenues derived from European sales of the Company's FocalSeal surgical sealants will account for a substantial majority of the Company's near term product revenues. The Company has obtained a CE mark to market FocalSeal surgical sealant in the member countries of the European Union.

RESULTS OF OPERATIONS

Three months ended March 31, 1998, compared to three months ended March 31, 1997

Revenues for the quarter ended March 31, 1998, decreased to $1.9 million from $8.9 million for the quarter ended March 31, 1997, due to receipt of a one-time payment of $7.0 million in connection with the strategic alliance for surgical sealant products entered into with Ethicon in January 1997. Additionally, the quarterly funding under this alliance has decreased from $1.25 million per quarter in 1997 to $750,000 per quarter in 1998 pursuant to the provisions of the Company's agreement with Ethicon. Included in revenues for the quarter ended March 31, 1998 were $712,000 of product revenues relating to product sales to Ethicon in connection with commercial introduction of the FocalSeal-L product in Europe.

Cost of goods sold for the quarter ended March 31, 1998 of $730,000 were recorded relating to the commercial release of the Company's FocalSeal-L product. There was no cost of goods sold for the corresponding quarter in 1997 because the Company had no revenues related to product sales.

Research and development expenses increased to $3,958,000 for the quarter ended March 31, 1998, from $3,241,000 for the quarter ended March 31, 1997. This increase resulted from the hiring of additional research and development personnel, increased clinical trial expenses related to the Company's FocalSeal-L surgical sealant for lung surgery, and increased pre-clinical activities related to the Company's FocalSeal-S surgical sealant for neurosurgery.

General and administrative expenses increased to $935,000 for the quarter ended March 31, 1998, from $782,000 for the quarter ended March 31, 1997. General and administrative expenses during these periods consisted primarily of personnel costs, which increased due to the hiring of additional personnel in administration, human resources, and finance.

Interest income increased to $507,000 for the quarter ended March 31, 1998, from $235,000 for the quarter ended March 31, 1997, as a result of higher average cash balances, including the proceeds from the Company's initial public offering of common stock.

The Company recorded a net loss of $(3,229,000) for the quarter ended March 31, 1998. During the same period in 1997, the Company recorded net income of $5,098,000. This net income was primarily the result of receipt of a one-time payment of $7.0 million and quarterly funding of research and development expenses by Ethicon. The Company expects that it will incur net operating losses through at least 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through March 31, 1998, the Company has raised approximately $87.0 million from equity financings and has received $6.1 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $22.7 million through March 31, 1998. At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $33.7 million.

Cash used in operations totaled $2.8 million in the quarter ended March 31, 1998, as compared to cash provided by operations of $6.6 million for the same period in 1997. The change in cash from operations was due to the net income generated in the quarter ended March 31, 1997 as a result of the $7.0 million one-time payment from Ethicon. Cash provided by (used in) operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through March 31, 1998 totaled $6.7 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the three months ended March 31, 1998 totaled $344,000. As of March 31, 1998, the Company did not have any material commitments for future capital expenditures. In the next 12 to 18 months, the company anticipates capital expenditures of approximately $2.5 million for manufacturing facilities and related equipment. The Company has commitments form lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1998.

Based on a review of its existing information systems, the Company does not anticipate that it will incur significant costs in connection with bringing its information systems into compliance with year 2000 requirements.

The company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 24 months. Under the Company's surgical sealant collaboration agreement with Ethicon, the Company will receive fixed quarterly research and development funding of $750,000 per quarter through 1998.

The Company may receive additional payments under these agreements for research and development activities and upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. Under certain agreement with universities and consultants, the company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $240,000 at March 31, 1998. Payments under these agreements are typically made on a quarterly or monthly basis. There can be no assurance that the Company's capital resources will be sufficient to enable the Company to conduct its research and development programs as planned. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities and arrangements, and the cost of manufacturing facilities and of commercialization activities and arrangements, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities and interest income earned thereon, together with funding that may be received under the company's strategic alliances, will be adequate to satisfy its capital and operating requirements.

The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the company's securities, including equity securities. In addition, the company has obtained equipment lease financing and other forms of debt financing and may continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all.
Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                  None

Item 2.  Changes in Securities.              None

Item 3.  Defaults upon Senior Securities.    None

Item 4.  Submission of Matters to a Vote of Security Holders.    None

Item 5.  Exhibits and Reports on Form 8-K.

               a)     Exhibits:
                      27.1 Financial Data Schedule

               b)     Reports on Form 8-K:   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8,1998                              FOCAL, INC.

                                              By:/s/ W. Bradford Smith
                                                 ----------------------------
                                                  W. Bradford Smith,
                                                  Vice President and Chief
                                                  Financial Officer