Form 10-Q
period 1998-06-30
FOCAL INC
filed 1998-08-12
CIK 911684

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER: 0-23247

                                   FOCAL, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                     94-3142791
-----------------------------------                         --------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)

                       4 Maguire Road, Lexington, MA 02173
               ---------------------------------------------------
                     (Address of principal executive offices
                               including zip code)

                                 (781) 280-7800
                       -----------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes |X|                                          No |_|

As of June 30, 1998, the Registrant had 13,302,062 shares of Common Stock outstanding.

                                   FOCAL, INC.
                  Form 10-Q for the Quarter Ended June 30, 1998

                                      INDEX

                                                            PAGE NUMBER

INDEX                                                             2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Condensed Balance Sheets at December 31, 1997
       and June 30, 1998                                          3

     Condensed Statements of Operations for the Three
       Months and Six Months Ended June 30, 1997 and 1998         4

     Condensed Statements of Cash Flows for the Six
       Months Ended June 30, 1997 and 1998                        5

     Notes to Condensed Financial Statements                      6

ITEM 2 - Management's Discussion & Analysis of Financial          8
     Condition and Results of Operations

PART II - OTHER INFORMATION

ITEMS 1 - 6                                                      14

SIGNATURES                                                       15

                                   Focal, Inc.
                            Condensed Balance Sheets



                                                     (Audited)      (Unaudited)
                                                    December 31,      June 30,
                                                       1997             1998
                                                    -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                        $26,810,777     $11,121,114
   Marketable securities                              6,428,374      19,244,306
   Inventories                                          566,989       1,175,655
   Accounts receivable and prepaid expenses           2,733,584       1,010,327
                                                    -----------     -----------
Total current assets                                 36,539,724      32,551,402

Notes receivable from related parties                   343,480         375,919

Property, plant & equipment, net                      2,710,513       2,670,412

Other assets                                             12,696          13,032
                                                    -----------     -----------
Total assets                                        $39,606,413     $35,610,765
                                                    -----------     -----------
                                                    -----------     -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued liabilities            $4,031,807      $3,103,578
   Deferred revenue                                     750,000         750,000
   Current portion of capital lease obligations         890,451         889,907
                                                    -----------     -----------
Total current liabilities                             5,672,258       4,743,485

Capital lease obligations                             1,421,983       1,373,055

Stockholders' equity:
   Common stock                                         128,686         133,021
   Additional paid-in capital                        80,777,780      84,637,233
   Notes receivable from related parties             (1,688,057)     (1,583,758)
   Deferred compensation                               (768,865)       (616,536)
   Accumulated other comprehensive income               (17,358)        (20,765)
   Accumulated deficit                              (45,920,014)    (53,054,970)
                                                    -----------     -----------
Total stockholders' equity                           32,512,172      29,494,225
                                                    -----------     -----------
Total liabilities and stockholders' equity          $39,606,413     $35,610,765
                                                    -----------     -----------
                                                    -----------     -----------


See accompanying notes.

                                   FOCAL, INC.
                       Condensed Statements of Operations
                                   (unaudited)

                                                       Three months                  Six months
                                                      ended June 30,                ended June 30,
                                               --------------------------     --------------------------
                                                  1997             1998          1997            1998

REVENUES:
  Collaborative R&D revenues                   $1,950,333        $810,186     $10,854,562     $2,038,793
  Product revenues                                     --         759,417              --      1,471,637
                                              -----------     -----------      ----------    -----------
    Total revenues                              1,950,333       1,569,603      10,854,562      3,510,430

COSTS AND EXPENSES:
  Cost of product revenues                             --         822,373              --      1,552,363
  Research & development                        3,648,129       4,076,026       6,888,762      8,033,787
  General & administrative                        717,407         970,880       1,499,628      1,905,783
                                              -----------     -----------      ----------    -----------
    Total costs and expenses                    4,365,536       5,869,279       8,388,390     11,491,933

Interest income (net)                             203,302         393,690         419,872        846,546
                                              -----------     -----------      ----------    -----------

NET INCOME (LOSS)                             ($2,211,901)    ($3,905,986)     $2,886,044    ($7,134,957)
                                              -----------     -----------      ----------    -----------
                                              -----------     -----------      ----------    -----------
Basic and diluted net income (loss)
  per share (proforma in 1997)                     ($0.21)         ($0.29)          $0.28         ($0.54)
                                              -----------     -----------      ----------    -----------
                                              -----------     -----------      ----------    -----------
Shares used in computing basic and diluted
  net income (loss) per share                  10,342,753      13,254,038      10,181,849     13,235,428
                                              -----------     -----------      ----------    -----------
                                              -----------     -----------      ----------    -----------


                                   Focal, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          Six months ended June 30,
                                                           1997             1998
                                                      -------------------------------
Operating Activities
Net income (loss)                                       $2,886,044     ($7,134,957)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         539,852         542,975
     Amortization of deferred
      compensation                                         134,329         152,329
     Interest accrued on notes receivable                   (7,526)        (56,999)
     Increase (decrease) in cash arising
      from changes of operating assets
      and liabilities:
        Inventories                                             --        (609,666)
        Accounts receivable and prepaid expenses          (120,665)      1,723,257
        Accounts payable and accrued liabilities           384,071        (928,229)
        Deferred revenue                                 1,395,167              --
        Notes receivable                                        --          24,560
                                                      -------------------------------
Net cash provided by (used in) operating activities      5,211,272      (6,285,730)

Investing activities
Purchase of marketable securities                       (8,074,222)    (21,057,598)
Sale of marketable securities                            5,296,166       8,238,260
Purchase of property and equipment                      (1,019,687)       (502,874)
Other assets                                                  (314)           (336)
                                                      -------------------------------
Net cash used in investing activities                   (3,798,057)    (13,322,548)

Financing activities
Proceeds from equity financings,
   net of issuance costs                                        --       3,549,500
Proceeds from exercise of
   stock options                                             8,340          32,753
Proceeds from issuance of common stock
   employee stock purchase plan                                 --         285,124
Issuance of note receivable                                (30,000)             --
Principal payments on notes receivable                          --         100,710
Proceeds from lease financing                              477,930         499,797
Principal payments on capital lease
   obligations                                            (497,223)       (549,269)
                                                      -------------------------------
Net cash provided by (used in) financing
   activities                                              (40,953)      3,918,615
                                                      -------------------------------
Net increase (decrease) in cash and cash
   equivalents                                           1,372,262     (15,689,663)
Cash and cash equivalents at beginning
   of the period                                         5,465,471      26,810,777
                                                      -------------------------------
Cash and cash equivalents at end of
   the period                                           $6,837,733     $11,121,114
                                                      ===============================

Supplemental disclosure of cash flow information:
     Property acquired under capital
        lease obligations                                 $379,639              $0
                                                      ===============================
     Interest paid                                         $42,041        $107,473
                                                      ===============================

See accompanying notes.

                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1. Basis of Presentation

Focal, Inc. develops, manufactures and commercializes, synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body with or without sutures and staples to seal air and fluid leaks resulting from lung, neuro, cardiovascular and gastrointestinal surgery.

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

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 4. Revenue Recognition for Product Sales

Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month and six month periods ending June 30, 1998 were attributable to sales to the Ethicon division of Johnson & Johnson.

Note 5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1997 and June 30, 1998, inventories consisted of the following:


                                 December 31,        June 30,
                                     1997              1998
                                 -------------------------------
Raw materials                      $566,989           $307,187
Work in process                          --            839,634
Finished goods                           --             28,834
                                 -------------------------------
                                   $566,989         $1,175,655
                                 -------------------------------
                                 -------------------------------


Note 6. Adoption of Newly Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 was adopted effective January 1, 1998 and there was no material effect on the Company's financial statements, Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains and losses on the Company's marketable securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

The components of comprehensive income for the three and six month periods ended June 30, 1997 and 1998 are as follows:


                                           Three months ended June 30,
                                           1997                 1998
                                      -----------------------------------

Net loss                                $(2,211,901)       $(3,905,986)
Other comprehensive income:
Change in unrealized loss on
     marketable securities                   26,644              2,602
                                      -----------------------------------

Comprehensive loss                      $(2,185,257)       $(3,903,384)
                                      -----------------------------------
                                      -----------------------------------


                                             Six months ended June 30,
                                              1997              1998
                                        -----------------------------------

Net income (loss)                         $2,886,044       $(7,134,957)
Other comprehensive income:
Change in unrealized loss on
     marketable securities                     8,583            (3,407)
                                        -----------------------------------

Comprehensive income (loss)               $2,894,627       $(7,138,364)
                                        -----------------------------------
                                        -----------------------------------

Management's Discussion & Analysis of Financial Condition and Results of
Operations:

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the Company's Report on Form 10-K for the year ended December 31, 1997. Those factors described under "Business -Product and Product Development programs," "-Strategic Alliances," "-Patents and Proprietary Rights," "-Government Regulation," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Report on Form 10-K should be read in conjunction with this Management's Discussion and Analysis.

Overview

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and most recently, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $23.5 million through June 30, 1998, in conjunction with these alliances. The Company has incurred net losses in each year since its inception, including net losses of approximately $3.9 million for the three months ended June 30, 1998. At June 30, 1998, the Company had an accumulated deficit of $53.1 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through 1999 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third party funding, net losses will continue to increase. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FocalSeal surgical sealants, and developing the manufacturing capacity and sales and marketing capability for its products. There can be no assurance that Focal will obtain the required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever achieve profitability. In addition, if the Company achieves profitability, there can be no assurance that such profitability would be sustained.

The Company introduced its first commercial product, FocalSeal-L for lung surgery indications, in Europe in March 1998 through its strategic marketing alliance with the Ethicon division of Johnson & Johnson. The Company anticipates that revenues derived from European sales of the Company's FocalSeal surgical sealants will account for a substantial majority of the Company's near term product revenues. The Company has obtained a CE mark to market FocalSeal surgical sealant in the member countries of the European Union.

Results of Operations

Three months ended June 30, 1998, compared to three months ended June 30, 1997

Revenues for the three months ended June 30, 1998, decreased to $1.6 minion from $2.0 million for the three months ended June 30, 1997. Included in the 1998 quarter were product revenues of $759,000 and collaborative revenues of $810,000 compared with $2.0 million of collaborative revenues during the same period in 1997. The quarterly funding under the alliance with Ethicon has decreased from $1.25 minion per quarter in 1997 to $750,000 per quarter in 1998 pursuant to the provisions of the Company's agreement with Ethicon. Additionally, the cessation of a local drug delivery collaboration with Novartis contributed to the decline in collaborative revenues in the second quarter of 1998 compared with the same period in 1997.

Cost of goods sold for the quarter ended June 30, 1998 of $822,000 were recorded relating to the commercial release of the Company's FocalSeal-L product. Gross margins remained slightly negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. There was no cost of goods sold for the corresponding period in 1997 because the Company had no revenues related to product sales

Research and development expenses increased to $4,076,000 for the quarter ended June 30, 1998, from $3,648,000 for the quarter ended June 30, 1997. This increase resulted from the hiring of additional research and development personnel, increased clinical trial expenses related to the Company's FocalSeal-L surgical sealant for lung surgery, and increased pre-clinical activities related to the Company's FocalSeal-S surgical sealant for neurosurgery.

General and administrative expenses increased to $971,000 for the quarter June 30, 1998, from $717,000 for the quarter ended June 30, 1997. General and administrative expenses during these periods consisted primarily of personnel costs, which increased due to the hiring of additional personnel in administration, human resources, and finance. In addition, certain costs related to the transition of the Company to a publicly traded entity such as investor relations, legal costs, and insurance have increased.

Interest income increased to $447,000 for the quarter ended June 30, 1998, from $227,000 for the quarter ended June 30, 1997, as a result of higher average cash balances, including the net proceeds from the Company's initial public offering in December 1997.

The Company recorded a net loss of $(3,906,000) for the quarter ended June 30, 1998. During the same period in 1997, the Company recorded a net loss of $(2,212,000). The increase in net loss is primarily attributed to decreasing collaborative revenues and increased expenses relating to the company's research programs from the second quarter of 1997 to the same period in 1998. The Company expects that it will incur net operating losses through at least 1999.

Six months ended June 30, 1998, compared to six months ended June 30, 1997

For the six month periods ended June 30, 1998 and 1997, revenues decreased from $10.9 million to $3.5 million. The decline in revenues was due primarily to the inclusion in revenue for the 1997 period of a one-time payment of $7.0 million in connection with the strategic alliance for surgical sealant products entered into with Ethicon in January 1997. Included in revenues for the six months ended June 30, 1998 were $1.5 million of product revenues in connection with commercial introduction of the FocalSeal-L product in Europe by Ethicon.

Cost of goods sold for the six months ended June 30, 1998 of $1,552,000 were recorded relating to the commercial release of the Company's FocalSeal-L product. Gross margins remained slightly negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. There was no cost of goods sold for the corresponding period in 1997 because the Company had no revenues related to product sales.

Research and development expenses for the six months ended June 30, 1998 increased to $8,034,000 from $6,889,000 for the corresponding period in 1997. This increase resulted from the hiring of additional research and development personnel, increased clinical trial expenses related to the Company's FocalSeal-L surgical sealant for lung surgery, and increased pre-clinical activities related to the Company's FocalSeal-S surgical sealant for neurosurgery.

General and administrative expenses increased to $1,906,000 for the six months ended June 30, 1998, from $1,500,000 for the six months ended June 30, 1997. General and administrative expenses during these periods consisted primarily of personnel costs, which increased due to the hiring of additional personnel in administration, human resources, and finance. In addition, certain costs related to the transition of the Company to a publicly traded entity have increased such as investor relations, legal costs, and insurance.

Interest income increased to $954,000 for the six months ended June 30, 1998, from $462,000 for the six months ended June 30, 1997, as a result of higher average cash balances, including the proceeds from the Company's initial public offering of common stock.

The company has recorded a net loss of $(7,135,000) for the six months ended June 30, 1998 compared with net income of $2,886,000 for the same period in 1997. This net income was primarily the result of receipt of a one-time payment of $7.0 million and quarterly funding of research and development expenses by Ethicon. The Company expects that it will incur net operating losses through at least 1999.

Liquidity and Capital Resources

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through June 30, 1998, the Company has raised approximately $87.0 million from equity financings and has received $6.4 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $23.5 million through June 30, 1998. At June 30, 1998, the Company had cash, cash equivalents and marketable securities of $30.4 million.

Cash used by operations totaled $6.3 million for the six months ended June 30, 1998 compared with cash provided by operations of $5.2 million for the same period in 1997. The change in cash from operations was due to the net income generated in the six months ended June 30, 1997 as a result of the $7.0 million one-time payment from Ethicon. Cash provided by (used in) operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through June 30, 1998 totaled $6.9 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the six months ended June 30, 1998 totaled $503,000. As of June 30, 1998, the Company did not have any material commitments for future capital expenditures. In the next 6 to 18 months, the Company anticipates capital expenditures of approximately $2.5 million for manufacturing facilities and approximately $1.2 million for related equipment. The Company has commitments from lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1998, and expects to secure additional lease lines to provide for its needs in 1999.

Based on a review of its existing information systems, the Company does not anticipate that it will incur significant costs in connection with bringing its information systems into compliance with year 2000 requirements. In addition, the Company does not anticipate that it will be necessary for it to incur other significant year 2000 related expenditures. The Company is currently evaluating fully integrated enterprise resource planning systems and expects to install such a system during 1999. A key requirement of such a system will be full year 2000 compliance.

The company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 21 months. Under the Company's surgical sealant collaborative agreement with Ethicon, the Company will receive fixed quarterly research and development funding of $750,000 per quarter through 1998, for the Pulmonary and Neurosurgery products. In addition, with the expansion of the agreement with Ethicon negotiated in July 1998, the Company will receive approximately $2.6 million during the second half of 1998 and the first half of 1999 for research and development activities associated with its cardiovascular sealant product. The Company may receive additional payments under these agreements for research and development activities and upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $210,000 at June 30, 1998. Payments under these agreements are typically made on a quarterly or monthly basis.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.                  None

Item 2.     Changes in Securities and use of Proceeds.

      There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration statement Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended December 31, 1997.

Item 3.     Defaults upon Senior Securities.    None

Item 4.     Submission of Matters to a Vote of Security Holders.

      On May 27, 1998, the Company held its annual meeting of stockholders. The following sets forth the items submitted to a vote of the stockholders of the Company and the votes cast respect to such items,

      1. Election of David M. Clapper and Fred E. Silverstein, M.D. as Class I Directors of the Company:

           David M. Clapper:          9,731,063 for
                                      ---------
                                        115,006 vote withheld
                                      ---------

           Fred E. Silverstein, M.D.: 9,744,724 for
                                      ---------
                                        101,345 vote withheld
                                      ---------

      2. Ratification of the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 1998:

      9,840,784 for     4,200 against     1,085 abstain

Item 5.     Other Matters.       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 12, 1998                             FOCAL, INC.


                                                BY: /s/ W. Bradford Smith
                                                    ----------------------------
                                                      W. Bradford Smith,
                                                      Vice President and Chief
                                                      Financial Officer