Form 10-Q
period 1998-09-30
FOCAL INC
filed 1998-11-12
CIK 911684

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER: 0-23247

                                   FOCAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3142791
   -------------------------------                         -------------------
   (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                          identification no.)

                       4 Maguire Road, Lexington, MA 02173
                     ---------------------------------------
                     (Address of principal executive offices
                               including zip code)

                                 (781) 280-7800
                         ------------------------------
                         (Registrant's telephone number
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

   Yes   X                                         No
      ------                                         -----

As of September 30, 1998, the Registrant had 13,341,152 shares of Common Stock outstanding.

                                   FOCAL, INC.
               Form 10-Q for the Quarter Ended September 30, 1998

                                      INDEX



                                                                           PAGE NUMBER


   INDEX                                                                        2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1997
             and September 30, 1998                                             3

         Condensed Statements of Operations for the Three
            Months and Nine Months Ended September 30, 1997 and 1998            4

         Condensed Statements of Cash Flows for the Nine
            Months Ended September 30, 1997 and 1998                            5

         Notes to Condensed Financial Statements                                6

   ITEM 2 - Management's Discussion & Analysis of Financial                     8
         Condition and Results of Operations


   PART II - OTHER INFORMATION

   ITEMS 1 - 6                                                                 14

   SIGNATURES                                                                  15

                                   Focal, Inc.
                            Condensed Balance Sheets


                                                           (Audited)      (Unaudited)
                                                           December 31,   September 30,
                                                              1997            1998
                                                           ------------   -------------
ASSETS
Current assets:
        Cash and cash equivalents                          $26,810,777    $ 9,545,406
        Marketable securities                                6,428,374     18,933,863
        Inventories                                            566,989      1,142,473
        Accounts receivable and prepaid expenses             2,733,584      1,412,741
                                                           -----------    -----------
Total current assets                                        36,539,724     31,034,483

Notes receivable from related parties                          343,480        263,577

Property, plant & equipment, net                             2,710,513      2,738,576

Other assets                                                    12,696         13,205
                                                           -----------    -----------
Total assets                                               $39,606,413    $34,049,841
                                                           -----------    -----------
                                                           -----------    -----------

LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
        Accounts payable & accrued liabilities             $ 4,031,807    $ 3,942,850
        Deferred revenue                                       750,000      1,500,000
        Current portion of capital lease obligations           890,451        887,499
                                                           -----------    -----------
Total current liabilities                                    5,672,258      6,330,349

Capital lease obligations                                    1,421,983      1,343,189

Stockholders' equity:
        Common stock                                           128,686        133,412
        Additional paid-in capital                          80,777,780     84,689,083
        Notes receivable from related parties               (1,688,057)     (1,580,151)
        Deferred compensation                                 (768,865)       (540,371)
        Accumulated other comprehensive income                 (17,358)          3,211
        Accumulated deficit                                (45,920,014)    (56,328,881)
                                                           -----------    -----------
Total stockholders' equity                                  32,512,172     26,376,303
                                                           -----------    -----------
Total liabilities and stockholders' equity                 $39,606,413    $34,049,841
                                                           -----------    -----------
                                                           -----------    -----------



See accompanying notes.

                                  FOCAL, INC.
                    SELECTED CONDENSED FINANCIAL INFORMATION
                                  (unaudited)


                                                          Three months                    Nine months
STATEMENT OF OPERATIONS                                ended September 30,             ended September 30,
                                                -----------------------------     ----------------------------
                                                      1997            1998            1997              1998
                                                ------------     ------------     ------------    ------------

REVENUE:
        Collaborative R&D revenues              $  1,976,561     $  1,521,226     $ 12,831,123    $  3,560,019
        Product revenues                                --            866,150             --         2,337,787
                                                ------------     ------------     ------------    ------------
                Total revenues                     1,976,561        2,387,376       12,831,123       5,897,806

COSTS AND EXPENSES:
        Cost of product revenues                        --          1,196,145             --         2,748,508
        Research & development                     4,012,436        3,867,498       10,901,198      11,901,285
        General & administrative                     634,440          968,295        2,134,068       2,874,078
                                                ------------     ------------     ------------    ------------
                Total costs and expenses           4,646,876        6,031,938       13,035,266      17,523,871

Interest income (net)                                230,101          370,652          649,973       1,217,198
                                                ------------     ------------     ------------    ------------

NET INCOME (LOSS)                               ($ 2,440,214)    ($ 3,273,910)    $    445,830    ($10,408,867)
                                                ------------     ------------     ------------    ------------
                                                ------------     ------------     ------------    ------------
Proforma basic and diluted net
income (loss) per share                         ($      0.24)    ($      0.25)    $       0.04    ($      0.78)
                                                ------------     ------------     ------------    ------------
                                                ------------     ------------     ------------    ------------
Shares used in computing net
income (loss) per share                           10,344,591       13,333,059       10,236,096      13,267,971
                                                ------------     ------------     ------------    ------------
                                                ------------     ------------     ------------    ------------


                                   Focal, Inc

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                     Nine Months ended September 30,
                                                                           1997            1998
                                                                     -------------------------------
Operating Activities
Net income (loss)                                                        445,830      (10,408,867)
Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
                Depreciation and amortization                            839,758          844,715
                Amortization of deferred
                   compensation                                          201,494          228,494
                Interest accrued on notes receivable                     (11,599)         (84,415)
                Increase (decrease) in cash arising
                   from changes of operating assets
                   and liabilities:
                        Inventories                                         --           (575,484)
                        Accounts receivable and prepaid expenses         (98,109)       1,320,843
                        Accounts payable and accrued liabilities          12,095          (88,957)
                        Deferred revenue                                 718,167          750,000
                        Notes receivable                                                  164,318
                                                                    ------------     ------------
Net cash provided by (used in) operating activities                    2,107,636        7,849,353)

Investing activities
Purchase of marketable securities                                     (9,589,782)     (24,277,676)
Sale of marketable securities                                          8,314,922       11,792,755
Issuance of notes receivable                                             (71,037)             --
Purchase of property and equipment                                    (1,677,848)        (872,778)
Other assets                                                                (480)            (509)
                                                                    ------------     ------------
Net cash used in investing activities                                 (3,024,225)     (13,358,208)

Financing activities
Proceeds from equity financings,
        net of issuance costs                                               --          3,549,500
Proceeds from exercise of
        stock options                                                     10,051           84,994
Proceeds from issuance of common stock
        under the employee stock purchase plan                              --            285,124
Issuance of note receivable                                              (30,000)             --
Principal payments on notes receivable                                      --            104,317
Proceeds from lease financing                                          1,407,311          739,446
Principal payments on capital lease
        obligations                                                     (771,845)        (821,192)
                                                                    ------------     ------------
Net cash provided by financing
        activities                                                       615,517        3,942,189
                                                                    ------------     ------------

Net decrease in cash and cash
        equivalents                                                     (301,072)     (17,265,371)
Cash and cash equivalents at
        beginning of the period                                        5,465,471       26,810,777
                                                                    ------------     ------------
Cash and cash equivalents at
        end of the period                                           $  5,164,399     $  9,545,406
                                                                    ------------     ------------
                                                                    ------------     ------------

Supplemental disclosure of cash flow information:
                Property acquired under capital
                        lease obligations                           $    379,639     $          0
                                                                    ------------     ------------
                                                                    ------------     ------------
                Interest paid                                       $     80,921     $    158,969
                                                                    ------------     ------------
                                                                    ------------     ------------



See accompanying notes.

                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

   The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

   These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Note 2. Net Income (Loss) Per Share

   Proforma basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock and convertible preferred stock outstanding, assuming conversion of preferred stock at date of issuance. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive or not material. Diluted net income per share has not been disclosed for the nine month period ending September 30, 1997 as a result of the anti dilutive effect of including common equivalent shares.

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

   Note 4.  Revenue Recognition for Product Sales

   Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month and nine month periods ended September 30, 1998 were attributable to sales of surgical sealant products to Ethicon Inc., a division of Johnson & Johnson.

   Note 5.  Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1997 and September 30, 1998, inventories consisted of the following:


                                               December 31,  September 30,
                                                   1997          1998
                                               -----------   -----------

Raw materials                                   $  566,989    $  260,122
Work in process                                       --         837,369
Finished goods                                        --          44,982
                                                ----------    ----------
                                                $  566,989    $1,142,473
                                                ----------    ----------
                                                ----------    ----------


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

The components of comprehensive income for the three and nine month periods ended September 30, 1997 and 1998 are as follows:


                                                      Three months ended September 30,
                                                            1997            1998
                                                      --------------------------------

Net loss                                             $(2,440,214)    $(3,273,910)

Other comprehensive income:
Change in unrealized gain (loss)
      on marketable securities                            23,362          23,976
                                                          ------          ------
Comprehensive loss                                   $(2,416,852)    $(3,249,934)
                                                     -----------     -----------
                                                     -----------     -----------


                                                      Nine months ended September 30,
                                                             1997            1998
                                                      -------------------------------

Net income (loss)                                     $    445,830    $(10,408,867)

Other comprehensive income:
Change in unrealized gain (loss)
      on marketable securities                              31,945          20,569
                                                            ------          ------

Comprehensive income (loss)                           $    477,775    $(10,388,298)
                                                      ------------    ------------
                                                      ------------    ------------



Management's Discussion & Analysis of Financial Condition and Results of
Operations:

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the Company's Report on Form 10-K for the year ended December 31, 1997, including the factors described under "Business - Product and Product Development Programs," "-Strategic Alliances," "-Patents and Proprietary Rights," "-Government Regulation," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results." These factors and other statements set forth in the Report on Form 10-K should be read in conjunction with this Management's Discussion and Analysis.

Overview

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and most recently, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $25.0 million through September 30, 1998, in conjunction with these alliances. The Company has incurred net losses in each year since its inception, including net losses of approximately $3.3 million for the three months ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of $56.3 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through the first half of 2000 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third party funding, net losses will continue to increase. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FocalSeal surgical sealants, and developing the manufacturing capacity and sales and marketing capability for its products. There can be no assurance that Focal will obtain the required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever achieve profitability. In addition, if the Company achieves profitability, there can be no assurance that such profitability would be sustained.

The Company introduced its first commercial product, FocalSeal-L for lung surgery indications, in Europe in March 1998 through its strategic marketing and distribution alliance with Ethicon Inc., a division of Johnson & Johnson. The Company anticipates that revenues derived from European sales of the Company's FocalSeal surgical sealants will account for a substantial majority of the Company's near term product revenues. The Company has obtained a CE mark to market FocalSeal surgical sealant for lung surgery indications in the member countries of the European Union.

Results of Operations

Three months ended September 30, 1998, compared to three months ended September 30, 1997

Revenues for the three months ended September 30, 1998, increased to $2.4 million from $2.0 million for the three months ended September 30, 1997. Included in the 1998 quarter were product revenues of $866,000 and collaborative revenues of $1,521,000 compared with $2.0 million of collaborative revenues during the same period in 1997. The quarterly funding under the alliance with Ethicon relating to the Pulmonary and Neurological sealants has decreased from $1.25 million per quarter in 1997 to $750,000 per quarter in 1998 pursuant to the provisions of the Company's agreement with Ethicon. The cessation of a local drug delivery collaboration with Novartis contributed to a decline in collaborative revenues in the third quarter of 1998 compared with the same period in 1997. Offsetting this decline was the expansion of the collaboration with Ethicon relating to a Cardiovascular sealant product. This collaboration contributed $750,000 during the third quarter of 1998.

Cost of product revenues for the quarter ended September 30, 1998 of $1,196,000 were recorded relating to the commercial sales of the Company's FocalSeal-L product.

Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to a packaging related recall further burdened the cost of product revenues line for the quarter ending September 30, 1998. The cause for this recall has been fully identified and the Company resumed shipment of product within 4-5 weeks of initiating the recall. There was no cost of product revenues for the corresponding period in 1997 because the Company had no product revenues.

Research and development expenses decreased to $3,867,000 for the quarter ended September 30, 1998, from $4,012,000 for the quarter ended September 30, 1997. This decrease resulted from the timing of various clinical study activities and from delays in hiring additional research and development personnel to support the development of FocalSeal for cardiovascular applications, as the Company awaited a final agreement with Ethicon.

General and administrative expenses increased to $968,000 for the quarter ending September 30, 1998, from $634,000 for the quarter ended September 30, 1997. General and administrative expenses during these periods consisted primarily of personnel costs, which increased due to the hiring of additional personnel in administration, human resources, and finance. In addition, certain costs related to the transition of the Company to a publicly traded entity such as investor relations, legal costs, and insurance have increased.

Interest income, net of interest expense, increased to $371,000 for the quarter ended September 30, 1998, from $230,000 for the quarter ended September 30, 1997, as a result of higher average cash balances, including the net proceeds from the Company's initial public offering in December 1997.

The Company recorded a net loss of $(3,274,000) for the quarter ended September 30, 1998. During the same period in 1997, the Company recorded a net loss of $(2,440,000). The increase in net loss is primarily attributed to decreasing collaborative revenues, negative gross margins on product sales and increased general and administrative expenses from the third quarter of 1997 to the same period in 1998. The Company expects that it will incur net operating losses through at least the first half of 2000.

Nine months ended September 30, 1998, compared to nine months ended September 30, 1997

For the nine month periods ended September 30, 1998 and 1997, revenues decreased from $12.8 million to $5.9 million. The decline in revenues was due primarily to the inclusion in revenue for the 1997 period of a one-time payment of $7.0 million in connection with the strategic alliance for surgical sealant products entered into with Ethicon in January 1997 and the contractual reduction in quarterly funding relating to the same collaboration. Included in revenues for the nine months ended September

30, 1998 were $2.3 million of product revenues in connection with commercial introduction of the FocalSeal-L product in Europe by Ethicon.

Cost of product revenues for the nine months ended September 30, 1998 of $2,749,000 were recorded relating to the commercial release of the Company's FocalSeal-L product. Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. There was no cost of product revenues for the corresponding period in 1997 because the Company had no product revenues.

Research and development expenses for the nine months ended September 30, 1998 increased to $11,901,000 from $10,901,000 for the corresponding period in 1997. This increase resulted from the hiring of additional research and development personnel, increased clinical trial expenses related to the Company's FocalSeal-L surgical sealant for lung surgery, and increased pre-clinical and clinical activities related to the Company's FocalSeal-S surgical sealant for neurosurgery.

General and administrative expenses increased to $2,874,000 for the nine months ended September 30, 1998, from $2,134,000 for the nine months ended September 30, 1997. General and administrative expenses during these periods consisted primarily of personnel costs, which increased due to the hiring of additional personnel in administration, human resources, and finance. In addition, certain costs related to the transition of the Company to a publicly traded entity have increased such as investor relations, legal costs, and insurance.

Interest income, net of interest expense, increased to $1,217,000 for the nine months ended September 30, 1998, from $650,000 for the nine months ended September 30, 1997, as a result of higher average cash balances, including the proceeds from the Company's initial public offering of common stock.

The Company has recorded a net loss of $(10,409,000) for the nine months ended September 30, 1998 compared with net income of $446,000 for the same period in 1997. This net income was primarily the result of receipt of a one-time payment of $7.0 million and quarterly funding of research and development expenses by Ethicon. The Company expects that it will incur net operating losses through at least the first half of 2000.


Liquidity and Capital Resources

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through September 30, 1998, the Company has raised approximately $87.0 million from equity financings and has received $6.6 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $25.0 million through September 30, 1998. At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $28.5 million.

Cash used by operations totaled $7.8 million for the nine months ended September 30, 1998 compared with cash provided by operations of $2.1 million for the same period in 1997. The change in cash from operations was due to the net income generated in the nine months ended September 30, 1997 as a result of the $7.0 million one-time payment from Ethicon. Cash provided by (used in) operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through September 30, 1998 totaled $7.3 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the nine months ended September 30, 1998 totaled $873,000. As of September 30, 1998, the Company did not have any material commitments for future capital expenditures. During 1999 and 2000, the Company anticipates capital expenditures of approximately $2.5 million for manufacturing facilities and approximately $1.2 million for related equipment. The Company has commitments from lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1998, and expects to secure additional lease lines to provide for its needs in 1999 and 2000.

Based on a review of its existing information systems, the Company does not anticipate that it will incur significant costs in connection with bringing its information systems into compliance with Year 2000 requirements. In addition, the Company does not anticipate that it will be necessary for it to incur other significant Year 2000 related expenditures. The Company is currently evaluating fully integrated enterprise resource planning systems and expects to install such a system during 1999. A key requirement of such a system will be full year 2000 compliance. There can be no reliance however, that Focal will be able to solve all potential Year 2000 issues. Focal's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Focal. Focal has initiated formal communications with each of its significant suppliers to determine the extent to which Focal is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Based upon those parties' responses or failure to respond, the Company is prepared to develop contingency plans to address such risks.

The Company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 18 months. Under the Company's surgical sealant collaborative agreement with Ethicon, the Company will receive fixed quarterly research and development funding of $750,000 per quarter through 1998, for the Pulmonary and Neurosurgery products. In addition, with the expansion of the agreement with Ethicon negotiated in July 1998, the Company will receive approximately $2.6 million during the second half of 1998 and the first half of 1999 for research and development activities associated with its Cardiovascular sealant product. The Company may receive additional payments under these agreements for research and development activities and upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $177,000 at September 30, 1998. Payments under these agreements are typically made on a quarterly or monthly basis.

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

   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings.                None

   Item 2.   Changes in Securities and use of Proceeds.

         There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration Statement on Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended December 31, 1997.

   Item 3.   Defaults upon Senior Securities.   None

   Item 4.   Submission of Matters to a Vote of Security Holders.    None

   Item 5.   Other Matters.

         Any proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, that a stockholder wishes to be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the company at the principal offices of the Company no later than December 27, 1998.

         In addition, the Company's bylaws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters of which stockholders which to present at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must comply with the Company's bylaws and be received not less than 120 days prior to the annual meeting. The persons designed in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

            Written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the company on or before March 12, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    November 6, 1998             FOCAL, INC.

                                               By:  /s/ W. Bradford Smith
                                                    ----------------------------
                                                        W. Bradford Smith,
                                                        Vice President and Chief
                                                        Financial Officer