Form 10-K405
period 1998-12-31
FOCAL INC
filed 1999-03-31
CIK 911684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM TO .

                        Commission File Number: 0-23247
                            ------------------------
                                  FOCAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3142791
      (State or other jurisdiction of        (I.R.S. employer identification
       incorporation or organization)                     no.)

                      4 MAGUIRE ROAD, LEXINGTON, MA 02421
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (781) 280-7800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                        Preferred Share Purchase Rights
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $86,833,000 as of March 15, 1999, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 1999, the Registrant had outstanding 13,397,637 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Focal, Inc. ("Focal" or the "Company") develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants based on the Company's proprietary polymer technology. The Company's family of FOCALSEAL-REGISTERED TRADEMARK- surgical sealant products is currently being developed for use inside the body to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery. FOCALSEAL-L, the Company's first surgical sealant product, is initially being used to seal air leaks following lung surgery. The Company has entered into an exclusive marketing and distribution agreement for its surgical sealant products outside North America with Ethicon, Inc., a division of Johnson & Johnson ("Ethicon"), a worldwide leader in surgical wound closure products. The Company has received CE mark approval for FOCALSEAL-L surgical sealant and Ethicon is marketing this product for lung surgery indications in Europe.

    There are more than 4 million open and minimally invasive lung, neurological, cardiovascular and gastrointestinal surgical procedures performed each year worldwide in which air or fluid leaks may arise. These leaks occur in an unpredictable and unexpected manner, and the Company's products, if approved, may be effective in reducing such post-surgical leaks. Because of the unpredictable nature of these leaks, it may be difficult at the completion of surgery for the surgeon to determine whether a particular surgical site will leak. Accordingly, the Company believes that its FOCALSEAL surgical sealants may be used prophylactically in many of these procedures. The Company has successfully completed clinical trials of FOCALSEAL-L surgical sealant for lung surgery and FOCALSEAL-S surgical sealant for neurosurgery. These clinical trials demonstrated that FOCALSEAL surgical sealant is effective in sealing air and fluid leaks following lung and neurological surgery and that the product is safe in humans. Focal intends to develop products and conduct clinical trials for cardiovascular and gastrointestinal surgery indications.

    Patients with persistent air or fluid leaks may require prolonged hospitalization, have more complications, higher levels of post-operative pain, and a higher risk of mortality. Sutures and staples represent the principal products comprising the over $2.5 billion worldwide wound closure market. Sutures and staples work very effectively in bringing dissected tissues back together after surgery. However, sutures and staples do not have inherent sealing capabilities, and therefore cannot consistently eliminate air and fluid leakage at the wound site.

    Focal's liquid surgical sealants have the following features which the Company believes allow the product to effectively reduce the incidence of air and fluid leaks following surgery:

    - adhere rapidly to underlying tissue;

    - expand and contract with tissue;

    - withstand air and fluid pressure.

    FOCALSEAL surgical sealants, which are biocompatible, are designed to remain intact through the critical wound healing period and are then absorbed and eliminated by the body. Focal has developed two primary formulations of its products, FOCALSEAL-L surgical sealant and FOCALSEAL-S surgical sealant, which are designed to have absorption times that parallel long-term and short-term synthetic, absorbable polymer sutures, respectively.

    Focal believes the use of its FOCALSEAL liquid surgical sealants could potentially shorten patient recovery times and hospital stays and reduce post-surgical complications. Focal's pivotal U.S. clinical trial of FOCALSEAL-L surgical sealant for lung surgery demonstrated a trend toward earlier patient discharge from the hospital.

    FOCALSEAL-L surgical sealant was launched in Europe in the first half of 1998 by Ethicon. Focal recorded over $3 million of product revenues in 1998 based on its shipments of product to Ethicon. The

Company has completed a 180 patient, multicenter clinical trial in the United States involving the use of FOCALSEAL-L surgical sealant in sealing air leaks following lung surgery. This clinical trial was randomized and controlled. FOCALSEAL-L surgical sealant was shown to be 92% effective in sealing intraoperative air leaks in those receiving FOCALSEAL-L surgical sealant. For those patients in the control group, who received sutures and staples alone, only 29% were free of intraoperative air leaks. Focal is in the process of submitting a modular Premarket Approval ("PMA") application to the FDA for lung surgery indications and, pending FDA approval, expects to launch FOCALSEAL-L surgical sealant in the United States through a direct sales force or through a marketing and distribution agreement.

    FOCALSEAL-S surgical sealant, the Company's second surgical sealant formulation, will initially be used to seal cerebral spinal fluid ("CSF") leaks following neurosurgery. Focal has completed a 44 patient multicenter clinical trial of FOCALSEAL-S surgical sealant for this neurosurgery indication. All of the patients enrolled in this clinical trial received FOCALSEAL-S surgical sealant and 100% of these patients were sealed at the end of surgery. Over 90% of these patients had CSF leaks prior to the application of FOCALSEAL-S surgical sealant.

    The Company believes, based upon preclinical evaluation of its polymers, that its FOCALSEAL-L and FOCALSEAL-S surgical sealant formulations will also be applicable to cardiovascular surgery, gastrointestinal surgery and other surgical applications. Focal and a collaborator at Massachusetts General Hospital have successfully demonstrated in preclinical models that FOCALSEAL-L surgical sealant is effective in sealing blood leaks in coronary artery bypass graft ("CABG") surgery. Focal's product was applied at the site of a vessel attachment, known as an anastomosis. Focal is currently conducting further preclinical trials. If Focal successfully completes preclinical trials of FOCALSEAL-L surgical sealant for cardiovascular surgery and receives all necessary approvals, Focal and Ethicon will launch this product in Europe.

    Focal is also developing other applications for the liquid formulations of its polymer technology, including local drug delivery systems, synthetic coatings for vascular grafts and tissue coatings to prevent post-surgical adhesions.

    In local drug delivery applications, the Company believes that its polymers can deliver high concentrations of drugs at local disease sites, thereby potentially enhancing efficacy and reducing toxicity associated with systemic delivery of drugs. Focal has demonstrated in preclinical models the ability to obtain sustained release of drugs at a local disease site.

    Textile vascular grafts are commonly used for cardiovascular surgery. These grafts are typically coated with a collagen-based material to prevent blood leakage. Such coatings do not always work effectively in sealing the graft and have the risks associated with animal derived products. Focal polymer coatings have been shown in preclinical testing to be effective in sealing a variety of vascular grafts.

    Focal is developing tissue coatings to prevent the formation of post-surgical adhesions, excessive scar tissue which attaches to surrounding tissue and can cause serious complications, such as in neurosurgery. Focal intends to seek to enter into collaborations with medical device or pharmaceutical companies for these additional applications of its technology. During 1998, Focal received a grant from the National Institutes of Health to study the effect of adhesions in nerve repair.

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable, liquid formulation polymer technology. The Company's polymers are comprised primarily of water, polyethylene glycol ("PEG") and other synthetic components. These components are widely used in other medical products approved for use inside the body, including synthetic absorbable sutures. The Company combines PEG and other synthetic compounds in various proprietary polymer formulations in order to control characteristics such as absorption, viscosity, setting time, strength, flexibility and elasticity. This enables the Company to tailor formulations for particular surgical applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and then converted by light into solid gels inside the body. The solid gel formed after the light has been applied, is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The resulting solid gel is then absorbed and eliminated from the body over periods of time varying from weeks to months to several years.

    The Company believes it has built a strong patent portfolio related to its polymerizable polymer technology. The Company has received, licensed or believes it has the option or right to license 36 issued United States patents and 18 foreign patents corresponding to certain of the issued United States patents, has eight additional United States patent applications that have been allowed and has 26 patent applications pending in the United States, as well as foreign counterparts of certain of these applications.

    The Company's objective is to become a leader in the market for surgical sealants and in other markets where the Company's novel polymer technology could address large unmet clinical needs. The Company intends to achieve its goals by:

    (i) commercializing FOCALSEAL surgical sealants in the areas of lung, cardiovascular, neurological, and gastrointestinal surgery;

    (ii) marketing its FOCALSEAL surgical sealant products through Ethicon internationally and by building a direct sales force or entering into a marketing and distribution agreement in North America;

   (iii) leveraging its proprietary polymer technology to develop new products;

    (iv) funding new research and development initiatives through corporate collaborations; and

    (v) retaining proprietary manufacturing processes and outsourcing non-proprietary manufacturing processes.

    Focal was incorporated in Delaware in June 1991. The Company's principal executive offices are located at 4 Maguire Road, Lexington, Massachusetts 02421. Its telephone number is (781) 280-7800.

    This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Business--Product and Product Development Programs," "--Strategic Alliances," "--Patents and Proprietary Rights," "--Government Regulation," "--Sales and Marketing," "--Manufacturing," "--Competition and Technological Change," "--Third Party Reimbursement" and "Factors Affecting Operating Results."

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

    The current annual worldwide market for wound closure products, consisting primarily of surgical sutures and staples, is estimated at over $2.5 billion. Sutures and staples facilitate healing by joining wound edges and allowing the body to heal naturally. However, because sutures and staples do not have inherent sealing capabilities, they cannot consistently eliminate air and fluid leakage at the wound site. This is particularly the case when sutures and staples are used to close tissues containing air or fluids under pressure, such as the lobes of the lung, the dural membrane surrounding the brain and spinal cord, blood vessels and the gastrointestinal tract. In addition, in minimally invasive surgical procedures, where the physician must operate through small access devices, it can be more difficult and time-consuming for the physician to place sutures and staples as compared to open surgical procedures. The Company believes that the use of surgical sealants in minimally invasive procedures could enhance the efficacy of these procedures through more effective and rapid wound closure.

    The limitations of sutures and staples in sealing certain air and fluid leaks have led to the adaptation of other technologies for wound closure. These alternatives include the use of liquid fibrin glues and nonliquid collagen patch products. Fibrin glues were originally developed as hemostatic agents to stop diffuse bleeding. They have limited effectiveness in many surgical sealant applications because they do not adhere strongly to, or move and expand with, underlying tissue, particularly moist tissue. They are also not capable of withstanding high pressure leaks. In spite of these limitations, annual international sales of fibrin glue sealants are estimated at $250 million.

    Collagen patches have similar limitations, in that they are not highly adherent, strong or elastic. In addition, both collagen patches and fibrin glues are absorbed by enzymatic reaction. Enzymatic reaction can result in variable absorption time from patient to patient, depending upon metabolic rates, and can potentially result in absorption prior to healing of the surgical site. Collagen patches and fibrin glues are derived from animal by-products, including bovine collagen and bovine and/or human plasma. These derivatives have resulted in significant safety concerns such as disease transmission. Furthermore, the wound closure industry has undergone a significant shift away from animal derived materials to synthetic materials due to the more predictable absorption, superior performance characteristics and more favorable safety profile of synthetic sutures. Currently, the Company estimates that over 65% of suture material is synthetic, as compared to only approximately 25% in 1975.

    Due to the limitations of sutures and staples in achieving rapid, leakproof wound closure and the inadequacy of animal by-product sourced glues and patches, Focal believes that a significant market opportunity exists for its synthetic, absorbable, liquid, surgical sealants.

FOCAL'S SYNTHETIC POLYMER TECHNOLOGY

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable, liquid formulation polymer technology. The Company's polymers are designed to incorporate several beneficial characteristics, which are critical to their use as surgical sealants and in other medical applications, including:

    - adherence to tissue;

    - strength, flexibility and elasticity;

    - consistent absorption; and

    - safety and biocompatibility

    The Company's proprietary polymer formulations are primarily comprised of water, polyethylene glycol ("PEG") and other synthetic components. Water makes up approximately 80-90% of Focal's formulations and PEG and other synthetic components comprise the remaining 10-20% of the formulation. The components of Focal's sealants are widely used in other medical products approved for use inside the body, such as synthetic absorbable sutures, intravenously-administered pharmaceuticals, bone and dental cements, pain medications and eye drops. The Company combines PEG and other synthetic components in various proprietary polymer formulations in order to control characteristics such as absorption, viscosity, setting time, strength, flexibility and elasticity. This enables the Company to tailor polymers for particular applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and are converted by light into solid gels inside the body, a process known as photopolymerization. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The design and macromer composition of the Company's polymers enable them to convert quickly to solid gels without generating heat, which is a significant clinical advantage over other IN VIVO polymerizable materials.

    The key technological hurdle which the Company overcame in the development of its synthetic, liquid surgical sealants was the crucial need to adhere strongly to moist tissue surfaces. The Company's sealants adhere to tissue as a result of a proprietary two-step priming and sealing process. To use FOCALSEAL surgical sealant, the physician first applies a liquid primer which penetrates the uneven surfaces of the tissue. Once the primer is brushed on, the sealant is applied over the primer and both are exposed to a standard wavelength of visible light. The primer and sealant contain a photoinitiator which enables them to convert rapidly to a solid gel upon exposure to light. The viscosity and rapid conversion characteristics of the Company's surgical sealants enable the physician to apply the sealant where desired and avoid significant run off of the material prior to polymerization. Surgeons can perform the entire surgical sealant application process quickly and efficiently after limited training.

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

    - CUSTOMIZABLE POLYMER CHARACTERISTICS. By modifying the chemical composition of its polymers, the Company is able to control characteristics such as absorption, viscosity, setting time, strength, flexibility and elasticity. The customizable nature of the Company's polymer technology enables Focal to design and develop products with characteristics and properties that are tailored for specific clinical indications.

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

    - SAFETY AND BIOCOMPATIBILITY. Focal's synthetic polymers are comprised of materials which are commonly found in other medical products approved for use in humans. The PEG backbone allows the resulting formulations to be water-soluble and biocompatible, resulting in minimal reaction with the tissue to which the polymer is applied. In addition, the absence of animal or human derived by-products eliminates safety concerns related to transmission of blood borne diseases such as HIV and hepatitis. Preclinical toxicology testing of FOCALSEAL-L and FOCALSEAL-S surgical sealants, and initial clinical trials of FOCALSEAL-L and FOCALSEAL-S surgical sealants, indicate that these biomaterial formulations are nontoxic.

    - TRANSPARENCY. The Company's polymers are transparent, enabling the physician to observe the underlying tissue to which the polymers have adhered to confirm sufficient coverage of the wound site. Other products used as surgical sealants, including fibrin glues and collagen patches, are not transparent.

    The Company has also developed proprietary systems to deliver its surgical sealants and other products to the wound site. Easy to use brush applicators have been designed by the Company to apply its FOCALSEAL surgical sealants and primer over tissue surfaces. These application devices have been tailored to each specific indication, such as lung surgery and neurosurgery. The Company also employs a light source and light wand to generate and deliver consistent amounts of light necessary for conversion of its liquid formulations to solid gels. These light sources and light wands are manufactured by third parties on behalf of Focal.

PRODUCTS AND PRODUCT DEVELOPMENT PROGRAMS

    The following table summarizes the status of the Company's products and research and product development programs:

                                                                                         MARKETING RIGHTS
                                                                                   -----------------------------
           PRODUCT
     DEVELOPMENT PROGRAM            INDICATION                 STATUS              NORTH AMERICA   INTERNATIONAL
------------------------------  ------------------  -----------------------------  --------------  -------------
Surgical Sealants
  FocalSeal-L                   Lung Surgery        CE Mark approval received      Focal           Ethicon
                                                    Product; marketed throughout
                                                    Europe; U.S. pivotal clinical
                                                    trial completed; modular PMA
                                                    submission to FDA is in
                                                    process
  FocalSeal-S                   Neurosurgery        European clinical trial        Focal           Ethicon
                                                    completed
  FocalSeal-L                   Cardiovascular      Preclinical(1)                 Focal           Ethicon
                                surgery
  FocalSeal                     Gastrointestinal    Preclinical(1)                 Focal           Ethicon
                                surgery
Vascular Graft Coatings         Cardiac and         Preclinical(1)                 Focal           Focal
                                peripheral
                                vascular surgery
Tissue Coatings for post-       Neurological        Preclinical(1)                 Focal           Ethicon (2)
  surgical adhesions            adhesions           NIH Grant
Local Drug Delivery             Various             Preclinical                    Focal           Focal

------------------------

(1) "Preclinical" refers to formulation development and laboratory experimentation in animal models, including animal efficacy, safety and toxicology testing.

(2) Ethicon received certain rights to Focal's post-surgical adhesions technology in connection with the licensing agreement signed between the companies in January 1997.

    FOCALSEAL SURGICAL SEALANT PRODUCTS.

    Focal is developing its FOCALSEAL-L and FOCALSEAL-S liquid surgical sealants for use inside the body with or without sutures and staples to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery. FOCALSEALsurgical sealant is expected to be used as an adjunct to sutures and staples in most indications. The FOCALSEAL surgical sealant system consists of a procedure kit containing primer and sealant solutions and disposable applicators, a light source used for converting the liquid polymer to a solid gel, and a reusable light wand. The Company's FOCALSEAL-L surgical sealant product for lung surgery is being marketed outside North America by Ethicon, a world leader in surgical wound closure products.

Ethicon has marketing rights to Focal's additional surgical sealant products outside North America. The Company has retained North American marketing rights to all of its FOCALSEAL surgical sealants.

    FOCALSEAL-L FOR LUNG SURGERY. The Company has developed FOCALSEAL-L surgical sealant to seal air leaks resulting from lung surgery. During lung surgery, air leaks can develop in the lung tissue that has been traumatized during surgery and can unpredictably occur along staple and suture lines. Approximately 300,000 lung surgery procedures, primarily for the treatment of lung cancer, are performed worldwide each year including 150,000 such procedures in the United States. According to the Company's clinical trial data in the U.S. and Europe, the vast majority of patients undergoing lung surgery experience intraoperative air leaks that are not resolved with sutures or staples. Approximately 15% of lung surgery patients have air leaks that persist longer than seven days and approximately 5% of patients have air leaks that are severe enough to warrant additional surgery.

    As air leaks from the lung it accumulates in the thoracic cavity, making breathing difficult as the lung cannot expand and contract normally. As a result, patients require insertion of chest drainage tubes to vent accumulated air. These chest tubes prolong pain and limit patient mobility. In addition to remaining in the hospital until the air leaks are resolved, patients with persistent air leaks must receive more intense nursing observation and care while in the hospital than patients who do not experience air leaks. This additional hospitalization and more intensive care, as well as the additional surgery required for patients whose air leaks are severely prolonged, result in substantial additional healthcare costs. Because it is often not possible to determine at the conclusion of surgery which air leaks are likely to be prolonged or sustained, the Company believes that FOCALSEAL-L surgical sealant may be used prophylactically in major lung surgery procedures.

    The Company has completed a 180 patient, multicenter clinical trial in the United States involving the use of FOCALSEAL-L surgical sealant in sealing air leaks following lung surgery. The four hospitals involved in the clinical trial were Massachusetts General Hospital, University of Pennsylvania Medical Center, The Johns Hopkins University Medical Center and Strong Memorial Hospital. Of the 180 patients in the study, the initial four were pilot patients and the remaining 176 were randomized into the treated (received FOCALSEAL-L surgical sealant) or nontreated (control) group. In the study, prior to randomization, it was determined that the vast majority of the patients had air leaks following the use of standard sutures and staples. FOCALSEAL-L surgical sealant was 92% effective in sealing intraoperative air leaks in the 117 patients who were randomized into the treated group. By contrast, of the 59 patients in the untreated group who received sutures and staples alone, only 29% were free of intraoperative air leaks. Through the date of discharge from the hospital, a statistically significant percentage of those patients treated with FOCALSEAL-L surgical sealant remained leak-free compared with the control group. In addition, the mean time to air leak cessation was 29 hours in the treated group of patients, compared with 48 hours in the control group. To summarize, the end points required by the FDA, comparing the treated group with the control group, were as follows:

    - % of patients leak-free intraoperatively;

    - % of patients leak-free through hospital discharge;

    - mean time to air leak cessation.

    All three of these end points were met with statistical significance and demonstrated clinical significance as well. In addition to these formal end points, a trend toward earlier chest tube pull and earlier hospital discharge were demonstrated. On average, chest tubes were removed 0.7 days earlier in the treated group versus the control group and patients were discharged 2.7 days earlier in the treated group versus the control group. There were no unexpected safety results noted when comparing the treated group and the control group, including the six month follow-up period required for all patients.

    Focal is in the process of submitting a modular PreMarket Approval ("PMA") application to the FDA for its FOCALSEAL-L surgical sealant for lung surgery applications. The average review time for a PMA application is approximately 12 months, but the review process may be longer. Focal currently plans to launch FOCALSEAL-L surgical sealant in the United States either with a direct sales force or through a marketing and distribution agreement, pending FDA approval.

    Focal and its marketing partner outside North America, Ethicon, are currently selling FOCALSEAL-L surgical sealant for lung surgeries in thirteen countries in Europe. During 1998, Focal recorded approximately $3 million in product revenues based on shipment of product to Ethicon. See "--Strategic Alliances--Ethicon--a division of Johnson & Johnson.

    FOCALSEAL-S FOR NEUROSURGERY. The Company is developing FOCALSEAL-S surgical sealant to seal the dura, a membrane that encapsulates the brain and spinal cord and contains cerebral spinal fluid ("CSF") for cushioning and support. In cranial surgeries, the neurosurgeon must open the cranium and penetrate through the dural membrane. Following surgery, the neurosurgeon must meticulously suture the dura in an attempt to achieve leakproof closure, a process that may require the use of up to hundreds of small sutures. These attempts are not always successful, resulting in potentially serious CSF leaks. Approximately 185,000 cranial surgeries are performed annually in the United States, and the Company estimates that 370,000 of such procedures are performed each year worldwide. Leakage of CSF has been reported to occur in approximately 15% of these procedures. Because these leaks occur in an unpredictable manner, an effective surgical sealant may be used prophylactically in cranial surgery procedures. CSF leakage can result in infections, including meningitis, caused by the passage of infectious agents through the dural leak, as well as debilitating headaches.

    A 44 patient clinical trial was conducted during 1998 at three hospitals in Europe, including one hospital in The Netherlands and two hospitals in Switzerland. All patients enrolled in the trial received FOCALSEAL-S surgical sealant on the dural membrane following their cranial surgery. There was no control arm of the study. The two end points required by the regulatory body (T.U.V.) in Europe were sealing of intraoperative CSF leaks and safety. These end points were successfully attained. Following the use of FOCALSEAL-S surgical sealant, 100% of the patients were leak-free at the end of their surgery. There were no unexpected safety issues noted during the clinical trial, including the three month follow-up period required for all patients.

    Focal plans to submit a dossier on the clinical trial results to the regulatory body in Europe and assuming approval, expects to launch this product through Ethicon. The Company expects to file an investigational device exemption ("IDE") application with the FDA. If the FDA approves the IDE application, the Company expects to initiate a several hundred patient multicenter clinical trial.

    In 1996, neurosurgeons at two major universities demonstrated the safety and efficacy of FOCALSEAL-S surgical sealant in sealing CSF leaks in cranial surgeries in a randomized, controlled large animal study. The results of the study were published in the February 1998 issue of the Journal of Neurosurgery.

    In spinal surgeries, the surgeon seeks to avoid penetration of the dura. According to published literature, inadvertent penetration of the dura occurs in up to approximately 13% of the approximately 800,000 spinal surgeries that are performed annually worldwide. Penetration of the dura can result in leakage of CSF with potential complications similar to those that can arise in cranial surgeries. When inadvertent penetration of the dura occurs in spinal surgeries, the surgeon generally does not elect to use sutures to close the dural leak due to the risk of injuring the spinal cord with the suturing needle. Therefore, there is a real need for a surgical sealant product that can effectively seal CSF leaks in this spinal indication.

    CARDIOVASCULAR SURGICAL SEALANT. Focal is evaluating use of its FOCALSEAL-L surgical sealant for use in sealing anastomoses (the attachment of vessels in surgical procedures) and arteriotomies (the surgical opening in a vein or artery) in cardiovascular surgeries. There are approximately 1.3 million cardiac and vascular procedures performed annually worldwide, including over 500,000 coronary artery bypass graft surgeries. These procedures include both open and minimally invasive coronary artery bypass graft ("CABG") surgeries and other vascular surgical procedures. In most cardiovascular surgical procedures, vascular anastomoses are closed with sutures. These anastomoses use both blood vessel grafts from the patient's own veins or arteries, which occasionally leak, and synthetic grafts, which regularly leak. In minimally invasive CABG surgeries, achievement of a leakproof vascular anastomosis can be particularly difficult and time consuming because the small access ports through which the surgeon must operate can make placement of sutures difficult. Failure to achieve a leakproof vascular graft anastomosis can result in sudden blood leaks that may potentially be life-threatening and may occur unpredictably after the surgery has been completed. These complications can add significant costs to cardiovascular procedures by increasing the level of care required and prolonging hospitalization. The Company's sealants have been shown to be effective in sealing vascular leaks in several preclinical large animal models. A recent study was completed by a collaborator from Massachusetts General Hospital using a coronary artery bypass graft surgery model. This study demonstrated that FOCALSEAL-L surgical sealant was effective in sealing blood leaks following a CABG procedure. The results were presented at the New Era Cardiac Conference in Phoenix, Arizona in January 1999.

    In August 1998, Focal expanded its January 1997 agreement with Ethicon with the funding of approximately $2.6 million for cardiovascular sealant development efforts. The Company and Ethicon are currently preparing commercial plans for this indication and will seek to obtain regulatory approval to launch this product in Europe on the basis of preclinical data.

    GASTROINTESTINAL SURGICAL SEALANT. Focal is evaluating use of its FOCALSEAL surgical sealants to prevent leakage of gastrointestinal contents following gastrointestinal surgery. Leakage can occur as a result of incomplete reattachment of the portions of the digestive tract being operated upon and may result in infections, delayed healing or fibrosis. Clinically significant gastrointestinal tract leakage is most prevalent and unpredictable in esophageal and large bowel surgeries. Approximately 1.3 million gastrointestinal surgeries are performed annually worldwide, including esophageal and large bowel surgeries. Postoperative leaks are reported to occur in up to 5-10% of large bowel surgeries and in up to 25% of esophageal surgeries. The Company believes that, due to the unpredictable nature of leaks in these procedures, FOCALSEAL surgical sealant may be used prophylactically. The Company's sealants have been shown to be effective in sealing gastrointestinal leaks in several preclinical large animal models. Focal expects to pursue additional preclinical development efforts for this indication in collaboration with Ethicon.

    SYNTHETIC COATINGS FOR VASCULAR GRAFTS

    Textile vascular grafts are commonly used for cardiovascular surgery. These grafts are typically coated with a collagen-based material. Such coatings do not always work effectively in sealing the graft and have the risks associated with animal derived products. The market for artificial grafts in CABG and peripheral vascular surgery is estimated to be approximately $200 million in 1998. This market is dominated by several large medical device companies. An effective synthetic coating has the potential to eventually replace collagen based coatings and provide a strong competitive advantage to one of the dominant companies in this market.

    FOCALSEAL surgical sealant has been shown in preclinical testing to be effective in sealing a variety of vascular grafts.

    LOCAL DRUG DELIVERY

    Focal's polymers have properties that enable them to incorporate and deliver drugs over a sustained period of time at local disease sites. Local drug delivery can enable the administration of drugs in much higher concentrations than if the drugs were delivered systemically. This can potentially increase the efficacy of the drugs without a corresponding increase in side effects. Focal has explored the delivery of drugs, including cancer drugs, growth factors, proteins and cardiovascular drugs, with its polymers.

    The focus of current research efforts is on the local delivery of cancer drugs for the treatment of prostate cancer, breast cancer and pancreatic cancer. These projects are at an early stage of development and while the Company has demonstrated proof of principle that its drug delivery technology may work, there is substantial research and development yet to be performed before these products enter human clinical trials.

    TISSUE COATINGS FOR NEUROLOGICAL AND ORTHOPEDIC ADHESION PREVENTION

    The Company is exploring the development of its synthetic, liquid formulation polymers as coatings that could be applied to surgical sites with the objective of preventing the growth of post-surgical adhesions. Post-surgical adhesions develop as a result of wound healing and scar formation triggered by surgical trauma to tissue. The growth of this scar tissue following surgical procedures is part of the body's normal healing process. During the healing process, this growth can become excessive and result in the formation of fibrous structures that connect tissues or organs that are not normally joined. These fibrous structures are known as adhesions. Although the majority of surgery patients develop post-surgical adhesions, these adhesions are generally the most serious and clinically significant in neurological, abdominal and gynecological surgeries. There are approximately 1.0 million neurological and orthopedic procedures performed annually worldwide in which post-surgical adhesion formation may occur.

    In carpel tunnel syndrome, adhesions may be a frequent occurrence following surgery. Inflamed tendons may form adhesions to surrounding tissues, causing pain and impeding proper healing. An effective sealant applied during surgery could improve the clinical results of carpel tunnel surgery and other types of surgery.

    Treatment alternatives for post-surgical adhesions are limited. The principal current treatment is to undertake additional surgical procedures to remove these adhesions. These procedures can, however, result in the regrowth of existing adhesions and the development of new adhesions.

    OTHER RESEARCH AND DEVELOPMENT INITIATIVES

    The Company has identified several additional potential applications for its proprietary synthetic, liquid formulation polymer technology. These include tissue and membrane reinforcement and nonvascular stenting. All of these projects are at an early research stage, and the Company is not currently devoting a significant amount of resources to any of these projects. Accordingly, there can be no assurance that the Company will continue any of these research initiatives, that any of such research initiatives will result in the identification of product formulations that demonstrate sufficient promise in animal models to enable them to become candidates to enter human clinical trials, or that any products for which the Company is able to seek and obtain regulatory approvals and introduce commercially either in the United States or internationally will result from these efforts.

    RESEARCH AND DEVELOPMENT EXPENDITURES

    During the years ended December 31, 1996, 1997 and 1998, the Company incurred expenses of $11.7, $15.7 and $15.6 million, respectively, on research and development activities, including amounts funded by the Company's strategic partners.

STRATEGIC ALLIANCES

    Focal's commercial strategy is to develop its products both independently and in collaboration with strategic corporate partners, including pharmaceutical companies and medical device companies. The Company's strategic corporate relationship with Ethicon is described below.

    ETHICON (A JOHNSON & JOHNSON COMPANY)

    In January 1997, the Company entered into an exclusive Distribution, License and Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, for the research, development and commercialization of the Company's surgical sealant and adhesion prevention products (the "Ethicon Agreement"). Ethicon received marketing rights for all surgical sealant indications in all territories outside North America, while the Company retained manufacturing rights worldwide and marketing rights for North America and receives a combined royalty/transfer price on all Ethicon sales. The Ethicon Agreement outlines the basis and timetable for the development, supply, marketing, packaging and distribution of FOCALSEAL-L and FOCALSEAL-S surgical sealants for use intraoperatively as surgical sealants for lung surgery and neurosurgery indications and other indications. In August 1998, the Ethicon Agreement was expanded with a funding agreement for development of a cardiovascular surgical sealant. The Ethicon Agreement also establishes a framework for additional funding for the development of a gastrointestinal surgical sealant and other surgical sealant indications. Ethicon will continue to receive marketing rights outside North America to new surgical sealants as they are developed.

    The Ethicon Agreement provided the Company with a one-time, non-refundable payment of $7.0 million for research and development. During 1997 and 1998, Ethicon provided Focal with development funding of $5 million and $3 million, respectively, and paid a $2 million milestone payment upon receipt of a CE Mark for FOCALSEAL-Lsurgical sealant for lung surgery. An additional milestone payment of $1 million will be due upon approval of FOCALSEAL-L surgical sealant in Japan, if such approval is received. Through December 31, 1998, the Company had received $19.1 million from Ethicon under the Ethicon Agreement. The initial payment, research and development funding and milestone payments for the FOCALSEAL-L and FOCALSEAL-Ssurgical sealants will aggregate $20.6 million over the term of the agreement, including the cardiovascular sealant funding, assuming the Ethicon Agreement continues for its full term and all milestones are achieved.

    Focal is responsible for obtaining the CE mark for its FOCALSEAL-L and FOCALSEAL-S surgical sealants for lung surgery and neurosurgery indications, respectively. Ethicon is responsible for obtaining regulatory clearances and approvals in Japan and countries outside of the European Union. Focal is responsible for manufacturing products covered by the collaboration. Ethicon will pay Focal a specified percentage of net sales of surgical sealant products manufactured by Focal and shipped to Ethicon. In addition, in the event Focal is unable to achieve specified supply targets or is in non-compliance with the manufacturing standards established for the CE mark and by Ethicon, Ethicon has the right to manufacture surgical sealants for sale in all territories outside North America. Such manufacturing rights, if they are exercised by Ethicon, will be royalty-bearing and non-exclusive.

    The agreement is terminable upon specified events including material breach by either party or bankruptcy or insolvency of either party. In addition, Ethicon may terminate the agreement at any time after January 2000 upon 12 months' prior written notice with or without cause.

    In addition, in connection with the Ethicon Agreement, Ethicon was granted the right to undertake the development and commercialization of anti-adhesion products using the FOCALSEAL-L and FOCALSEAL-S surgical sealant formulations, subject to the payment of the royalties or a specified percentage of net sales if Focal manufactures the product. Focal has agreed not to compete in the anti-adhesions field unless Ethicon ceases active development of anti-adhesion products using Focal's technology.

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

    The Company has received, licensed or believes it has the option or right to license 36 issued United States patents and 18 foreign patents corresponding to certain of the issued United States patents, has eight additional United States patent applications that have been allowed and has 26 patent applications pending in the United States, as well as foreign counterparts of certain of these applications. The issued United States patents have expiration dates ranging from 2010 to 2016. These patents and patent applications cover certain aspects of the Company's photopolymerizable polymer formulations, surgical sealant compositions and methods, and designs for delivery devices.

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

    The Company has filed patent applications in certain foreign countries corresponding to certain patent applications that it filed in the United States and may file additional patent applications inside and outside the United States. The Company believes that the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, import and sell its products.

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

Class I devices are subject to general controls (e.g., labeling and adherence to FDA's good manufacturing practice requirements ("GMPs")) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or II devices).

    Unless it is exempt, a new medical device can be marketed only with marketing clearance obtained through a premarket notification under Section 510(k) of the FDC Act or a premarket approval ("PMA") application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed class I or II device or a preamendment class III device (i.e. one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this may include a requirement to submit human clinical trial data. It generally takes four to twelve months from the date of a 510(k) submission to obtain clearance, but it may take longer.

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

    Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company has not yet undergone an FDA GMP inspection but anticipates that it will undergo such an inspection in connection with the modular PMA application that it is currently in the process of submitting for FOCALSEAL-L surgical sealant for lung surgery.

    If FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

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

    The Company's FOCALSEAL surgical sealant products will be regulated as a class III medical device and will require a separate PMA approval for each indication to be marketed in the United States. Although the Company is submitting a modular PMA application for FOCALSEAL-L surgical sealant for lung surgery in the United States, there can be no assurance that the Company will receive FDA approval of this product. In addition, the Company will be required to obtain IDEs for additional applications of FOCALSEAL surgical sealant and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by the Company in support of future IDE applications will be deemed adequate for the purpose of obtaining IDE approval, that the Company will obtain approval to conduct clinical studies of any such future product, or that such clinical studies, if completed, will generate data adequate to support PMA approval. There can be no assurance that PMA approval can be obtained for any product in a timely fashion, or at all.

    If clearance or approval is obtained, any device manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company will be subject to inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, the Medical Device Reporting ("MDR") regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    INTERNATIONAL

    In order for the Company and its strategic partners to market its products in Europe and other foreign countries, the Company and/or its partners must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products may be longer or shorter than that required in the United States. In order to market FOCALSEAL surgical sealants and other products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In December 1997, the Company received a CE mark for its FOCALSEAL-L surgical sealant for lung surgery and obtained ISO 9001 status. In September 1998, Focal successfully completed the annual CE Mark and ISO 9001 audit. Although the CE mark and ISO 9001 standards audit have been successfully completed, there can be no assurance that the Company will be successful in maintaining its CE mark certification and ISO 9001 status or that additional CE Mark approvals will be received for other clinical indications.

SALES AND MARKETING

    Focal intends to market and sell its surgical sealants internationally through Ethicon and to develop its own direct sales and marketing force or enter into a marketing and distribution arrangement for these products in North America. Ethicon is one of the leading manufacturers of sutures and staples worldwide and has a significant sales and marketing presence in Europe, Latin America and the Pacific Rim.

    If and when the Company receives marketing approval in the United States, the Company intends to build a direct sales force or enter into a marketing and distribution arrangement for marketing its surgical sealant products in North America. Focal anticipates that, if it markets and sells FOCALSEAL-L surgical sealant for lung surgeries in the U.S., it will be required to hire up to approximately 40 sales representatives to focus on the 250 key thoracic surgery centers that account for 75-80% of the lung surgeries in the U.S.

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

MANUFACTURING

    The Company has only limited experience in manufacturing its FOCALSEAL surgical sealants. The Company has recently added manufacturing capacity at its Lexington, Massachusetts facility in order to meet anticipated supply requirements for European sales of its FOCALSEAL-L surgical sealant and for the anticipated launch of FOCALSEAL-L surgical sealant in the United States.

    The Company performs certain steps in the FOCALSEAL surgical sealant manufacturing process internally and relies on outside contractors for others. Certain proprietary processes, including polymer synthesis, are performed by Focal. The Company uses outside contractors for nonproprietary, high volume processes including sterilization and fill and finish. The Company also contracts with third parties for the manufacture of syringes, applicators, light sources and light wands.

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

For example, in August 1998, the Company undertook a voluntary recall relating to the packaging of its FOCALSEAL-L surgical sealant product in Europe after the Company discovered that a small percentage of the packages containing the primer component of the sealant may have had compromised package seals. The Company determined that one of its vendors supplied an incorrect packaging material. Delays associated with or difficulties encountered in establishing commercial manufacturing, the establishment of new manufacturing facilities, or problems encountered with contract manufacturers and suppliers, would result in disruptions of product supply to the Company's marketing partners and for use in clinical trials. In such event Ethicon could, under its agreement with the Company, commence manufacturing of surgical sealants for sales in all territories outside North America. Any of the foregoing would have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company purchases raw materials used in its products from various suppliers. Certain materials and components are currently purchased by the Company from single sources. These materials have generally been readily available in the marketplace and have not been the subject of shortages. There can, however, be no assurance that the Company or its suppliers or contract manufacturers will not experience material shortages in the future. Any such future shortages of materials or components could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also required to register as a medical device manufacturer with the FDA and to list its products with the FDA. As such, the Company is subject to inspections by the FDA for compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. Further, the Company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection and anticipates that it will undergo such an inspection in connection with the submission of its PMA for FOCALSEAL-L surgical sealant for lung surgery.

    Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE

    The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical sealant area, the Company will compete with existing methodologies for sealing air and fluid leaks resulting from surgery, including some traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, and United States Surgical Corporation (Tyco). Other products currently being marketed include fibrin glue, sold in Europe and the Pacific Rim countries by Immuno AG, Cention and Fujisawa and in the U.S. by Baxter Healthcare Corporation and others. Additional products are under development at Bristol-Myers Squibb Company and Vitex. Other potential competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmBH, Cryolife and Cohesion and others. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. The other areas in which Focal is developing products, such as synthetic coatings for vascular grafts, local drug delivery and neurological adhesion prevention, are intensely competitive markets and the Company will encounter competition from major medical device, pharmaceutical and biopharmaceutical companies in such markets. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales, and personnel resources than the Company.

    Certain of these competitors may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection, approval or clearance by the FDA or foreign countries or product commercialization earlier than the Company, any of which could materially adversely affect the Company. Furthermore, if the Company attains significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Finally, there can be no assurance that the Company's marketing partners will not pursue parallel development of other technologies or products, which may result in a marketing partner developing additional products that would compete with the Company's products.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 101 persons of whom 76 were in research, development and manufacturing, 8 were in clinical, regulatory affairs and quality assurance, and 17 were in management, finance and administration. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

SCIENTIFIC ADVISORS AND CLINICAL INVESTIGATORS

    Focal has recruited several physician specialists and experienced practitioners in various fields pertaining to its products to serve as scientific advisors and clinical investigators.

    There is no fixed term of service for the scientific advisors. Current members may resign or be removed at any time, and additional members may be appointed. In general, members do not serve on an exclusive basis with the Company and are not obligated to assign inventions to the Company. Drs. Langer, Brem, and Slepian are scientific founders of the Company and certain inventions of Dr. Slepian have been licensed to the Company under the Company's license agreements with Endoluminal Therapeutics, Inc., a company controlled by Dr. Slepian. Drs. Langer and Brem also serve as members of the Company's board of directors. Scientific advisors have from time to time received option grants to purchase Common Stock of the Company. Scientific Advisors have also received cash compensation, with the amount of such compensation dependent on the time commitment and level of involvement of each advisor. All scientific advisors receive reimbursement for expenses incurred in traveling to and attending meetings on behalf of the Company.

    The following individuals are currently either scientific advisors to Focal or surgeons involved in Focal's clinical trials. Their respective areas of specialization are identified below.

BIOMATERIALS/POLYMER SCIENCE

John Eaton, Ph.D.                            Baylor University College of Medicine
Joachim Kohn, Ph.D.                          Rutgers University
Joseph Vacanti, M.D.                         Boston Children's Hospital
Allan Hoffman, Ph.D.                         University of Washington

DRUG DELIVERY AND TISSUE ENGINEERING

Robert Langer, Ph.D.                         Massachusetts Institute of Technology
Marvin Slepian, M.D.                         University of Arizona Medical Center
Henry Brem, M.D.                             Johns Hopkins Medical Center
Jane Shaw, Ph.D.                             President of Stable Network; Former President
                                             of Alza Corporation

PROCEDURE DEVELOPMENT

Joseph LoCicero III, M.D.                    Harvard Medical School
Peter Johnson, M.D.                          University of Pittsburgh Medical School
David Torchiana, M.D.                        Massachusetts General Hospital

LUNG SURGERY

John Wain, M.D.                              Massachusetts General Hospital
Larry Kaiser, M.D.                           University of Pennsylvania Medical Center
Stephen Yang, M.D.                           Johns Hopkins Medical Center
Richard Feins, M.D.                          Strong Memorial Hospital
Cameron Wright, M.D.                         Massachusetts General Hospital
David Johnstone, M.D.                        Strong Memorial Hospital
Paolo Maccharini, M.D.                       Centre Chiurgical Marie Lannelongue, France
Albert Linder, M.D.                          Klinik Schillerhohe, Germany

NEUROSURGERY

Andre Grotenhuis, M.D.                       University Hospital Nijmegen, The Netherlands
Prof. Nicholas de Tribolet, M.D.             Centre Hospitalier Universitaire Vaudriis,
Prof. Bernard George                         Switzerland
Rees Cosgrove, M.D.                          Hospital Lasiboisiere, France
Henry Van Loveren, M.D.                      Massachusetts General Hospital
                                             Mayfield Neurological Institute, University of
                                             Cincinnati

FACTORS AFFECTING OPERATING RESULTS

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred net losses in each year since its inception, including a net loss of approximately $13.4 million during 1998. At December 31, 1998, the Company had an accumulated deficit of $59.3 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses through at least the first half of 2000 and may incur net losses in subsequent periods, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of its research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third-party funding, operating losses will increase. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FOCALSEAL surgical sealants, and developing the manufacturing capacity and sales and marketing capability for its products. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever record product revenues or achieve profitability. Profitability, if achieved, may not be sustained.

    UNCERTAINTIES RELATED TO EARLY STAGE OF COMMERCIALIZATION AND
DEVELOPMENT. Except for the FOCALSEAL-L and FOCALSEAL-S surgical sealants for lung surgery and neurosurgery indications, all of the Company's products are in early stages of development or research. To date the Company has received only one product approval, a CE Mark approval for FOCALSEAL-L surgical sealant for lung surgery. Focal has not received marketing approval for any products from the FDA. In addition, FOCALSEAL-L and FOCALSEAL-S surgical sealants will potentially require significant additional research and development efforts before either is suitable for any indications beyond lung surgery and neurosurgery, The development and commercialization of new bioabsorbable synthetic polymer products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that any of the Company's development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that any PMA application will be accepted or ultimately approved by the FDA, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

    EARLY STAGE OF CLINICAL TESTING AND LACK OF EXTENSIVE CLINICAL DATA. A 180 patient clinical trial of the Company's FOCALSEAL-L surgical sealant product for lung surgery was recently completed in the United States, and the company is submitting a modular PMA application to the FDA. Although the Company believes that the results of this trial are sufficient to obtain marketing approval in the U.S., there are no assurances that the FDA will not require additional clinical testing of FOCALSEAL-L surgical sealant to obtain U.S. marketing approval. Although Focal has completed a 44 patient clinical trial of FOCALSEAL-S surgical sealant for neurosurgery indications in Europe, Focal has not yet commenced United States clinical trials of FOCALSEAL-S surgical sealant. The FDA may require the Company to pursue certain clinical endpoints that were not the subject of the European clinical trial. In the event that the Company is required to pursue these endpoints, it may be more difficult for the Company to demonstrate the efficacy of FOCALSEAL-S surgical sealant in the United States trial than in the European trial, which could result in delays or adversely affect the success of the clinical trial.

    There can be no assurance that FOCALSEAL-L or FOCALSEAL-S surgical sealants will receive marketing approval from the FDA or that any of the Company's other products will prove to be safe and effective in United States or international clinical trials under applicable regulatory guidelines. In addition, clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or international approvals. If the FOCALSEAL-L and FOCALSEAL-S surgical sealant products and the Company's other products under development do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially and adversely affected.

    DEPENDENCE UPON FOCALSEAL SURGICAL SEALANTS. The Company introduced its first commercial product, FOCALSEAL-L surgical sealant for lung surgery indications, in Europe in the first half of 1998 through its strategic marketing alliance with Ethicon. The Company anticipates that revenues derived from European sales of FOCALSEAL-L surgical sealant will account for a substantial majority of the Company's near term product revenues. Before the Company's second product, FOCALSEAL-S surgical sealant for neurosurgery indications, can be sold in Europe, the Company must first obtain a CE mark for marketing in the member countries of the European Union. Any delays or other difficulties encountered by the Company in obtaining such CE mark for FOCALSEAL-S surgical sealant would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future success will depend, in significant part, on its ability to successfully complete additional clinical trials and to obtain regulatory approval and market acceptance of FOCALSEAL-L and FOCALSEAL-S surgical sealant in the United States. Although the Company recently completed a 180-patient, pivotal, multicenter clinical trial of FOCALSEAL-L surgical sealant for lung surgery indications in the United States and is in the process of submitting a modular PMA application to the FDA based on the results of the trial, there can be no assurance that the FDA will accept the PMA for filing, that the Company will be able to demonstrate to the FDA's satisfaction that FOCALSEAL-L surgical sealant is safe and effective, or, if marketing approval were granted by the FDA, that the Company will successfully commercialize FOCALSEAL-L surgical sealant in the United States. Failure by the Company to gain marketing approval from the FDA for FOCALSEAL-L surgical sealant or to be able to successfully commercialize FOCALSEAL-L surgical sealant in the United States would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON STRATEGIC ALLIANCE PARTNERS. The Company has established a strategic alliance with Ethicon in the field of surgical sealants for all territories outside of North America. Under the agreement with Ethicon, the Company is dependent upon Ethicon for marketing and sale of surgical sealants outside North America and for obtaining international regulatory approvals other than the CE mark, which is the responsibility of the Company to obtain. The failure of Ethicon to continue to collaborate with the Company for subsequent development of products, seek required regulatory approvals or commercialize products would have a material adverse affect on the Company's business, financial condition and results of operations.

    The Company's strategy for development and commercialization of certain of its future products may depend upon the Company entering into additional arrangements with research collaborators, corporate partners and others, and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on terms favorable to the Company, or at all. The Company's inability to enter into additional strategic alliances could have an adverse affect on the Company's business, financial condition and results of operations.

    The Company cannot control the amount and timing of resources which its current or any future corporate partners devote to the Company's programs or potential products. If any of the Company's current or future corporate partners breach their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the clinical development and/or commercialization of products may be delayed, and the Company may be required to devote additional resources to product development and commercialization, or terminate certain development programs. The termination of any current or future strategic alliances could have a material adverse affect on the Company's business, financial condition and results of operations.

    In addition, Focal's current and any future strategic partners may develop, either alone or with others, products that compete directly with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, marketing and development efforts, which would have a material adverse affect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any products or technology developed with corporate partners. These and other possible disagreements between corporate partners in the Company could lead to delays in or termination of the collaborative research, development or commercialization of certain products and could require or result in litigation or arbitration, which would be time-consuming and expensive, and would have a material adverse affect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's FOCALSEALsurgical sealants represent a new method of sealing air and fluid leaks that arise in connection with surgery, and there can be no assurance that these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and United States marketing approvals can be obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of FOCALSEAL, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the FOCALSEAL surgical sealants unless they determine, based on clinical data and other factors, that these systems are an effective means of sealing air and fluid leaks and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Such determinations will depend, in part, on the ability of the Company's FOCALSEAL-L surgical sealant to reduce the time a lung surgery patient must be connected to a chest tube and the length of hospital stays associated with lung surgery. Acceptance among physicians may also depend upon the Company's ability to train thoracic surgeons and other potential users of the Company's products in the application of liquid surgical sealants, which such physicians typically have not performed, and the willingness of such users to learn these new techniques. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. Focal will require substantial additional funding in order to continue its research and product development programs, including for preclinical testing and clinical trials of its product candidates, for operating expenses, for the pursuit of regulatory approvals for its product candidates, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 15 months. However, no assurance can be given that the Company's resources will be sufficient to conduct its research and development programs as planned.

    The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities, and interest income earned thereon, together with funding that may be received under the Company's strategic alliances, will be adequate to satisfy its capital and operating requirements.

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

    POTENTIAL PRODUCT LIABILITY OR PRODUCT RECALL EXPOSURE; LIMITED INSURANCE COVERAGE. The use of any of the Company's potential products in clinical trials, and the sale of any approved products, may expose the Company to liability claims resulting from the use of its products or to product recalls. Product liability claims might be made directly by consumers, health care providers or by pharmaceutical companies or others selling such products. Focal has obtained product liability insurance coverage, subject to certain policy limits, for its clinical trials. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company or a product recall could have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 2.

    PROPERTIES

    Focal currently occupies approximately 54,000 square feet of manufacturing, laboratory and administrative space in Lexington, Massachusetts under a lease which expires in September 2004. Focal has an option to extend this lease for several additional five year periods. The Company believes that this facility is sufficient to meet the Company's requirements through at least 1999. The Company is currently evaluating the possibility of obtaining additional facility space in the Lexington, Massachusetts area and believes such space can be obtained on commercially reasonable terms.

ITEM 3.

    LEGAL PROCEEDINGS

    The Company is not currently a party to any material legal proceedings.

ITEM 4.

    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

Dec 11-31, 1997.............................................  $   10.75  $   10.00
First Quarter 1998..........................................  $   19.00  $   10.63
Second Quarter 1998.........................................  $   20.50  $    8.75
Third Quarter 1998..........................................  $   12.50  $    5.50
Fourth Quarter 1998.........................................  $   10.50  $    6.50

    As of January 31, 1999, the number of common stockholders of record was 303. The Company has never paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    On December 11, 1997, the Company commenced and completed its initial public offering (the "IPO") of 2,500,000 shares of its Common Stock, $0.01 par value per share, at a public offering price of $10.00 per share pursuant to a registration statement on Form S-1 (file no. 333-38379) filed with the Securities and Exchange Commission. All of the shares registered were sold, including an additional 375,000 shares which were sold upon exercise of the underwriters' over-allotment option. Lehman Brothers, Piper Jaffray, Inc., and Pacific Growth Equities, Inc. were the managing underwriters of the IPO. All of the net proceeds of the IPO, less funds expended to date, were held in cash, cash equivalents and marketable securities at December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from the Company's 1998 Annual Report to Stockholders under the caption "Selected Financial Data," which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference from the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investment and limits the amount of credit exposure to any single issue, issuer or type of investment.

    The Company's investments consist of securities of various types and maturities of one year or less, with an average maturity of 3 months. The Company accounts for its investments in accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). All of the Company's cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

    The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of December 31, 1998, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The information required by this item is listed below under Item 14 and is incorporated by reference from the Company's 1998 Annual Report to Stockholders under the caption "Financial Statements and Notes Thereto," which appears in
Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Company's two most recently completed fiscal years there have been no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.

    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" in the definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 26, 1999.

    The executive officers and other key officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
David M. Clapper.....................................          47   President, Chief Executive Officer and Director
Arthur J. Coury, Ph.D................................          57   Chief Scientific Officer
David J. Enscore, Ph.D...............................          47   Vice President, Research and Development & Drug
                                                                    Delivery
Stephen J. Herman....................................          50   Vice President, Operations
Mary Lou Mooney......................................          42   Vice President, Clinical and Regulatory Affairs &
                                                                    Quality
Ronald S. Rudowsky...................................          49   Vice President, Marketing and Procedure Development
W. Bradford Smith....................................          43   Vice President, Finance and Administration and Chief
                                                                    Financial Officer
James McEvoy.........................................          49   Vice President, Human Resources

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

    ARTHUR J. COURY, PH.D. has been Chief Scientific Officer since 1998. Previously, Mr. Coury was Vice President, Materials Research of the Company since joining Focal in July 1993. From 1976 to June 1993, Dr. Coury held various positions with Medtronic, Inc., serving most recently as Director, Polymer

Technology and Corporate Research Fellow. He has over 20 years of biomaterials research and development experience and has been issued 30 patents. Dr. Coury holds a Ph.D. in Organic Chemistry and an M.B.A. from the University of Minnesota.

    DAVID J. ENSCORE, PH.D. has been Vice President, Research, Development and Drug Delivery since 1998. Previously, he was Vice President, Development and Drug Delivery of the Company since joining Focal in September 1995. From 1979 until joining the Company, Dr. Enscore held several positions with ALZA Corporation, a biopharmaceutical company, most recently as Executive Director, Transdermal Product Development. Dr. Enscore has been issued 15 patents. He holds a Ph.D. in Chemical Engineering from North Carolina State University.

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

    JAMES MCEVOY, Vice President, Human Resources, joined Focal in June 1998. From 1995 to 1998, Mr. McEvoy was a Human Resources consultant to several biotechnology and medical device companies, including Focal, Biopure Corporation, Phytera, Inc. and AutoImmune, Inc. Previously, he served as Vice President of Human Resources at The Ares-Serono Group and as Vice President of Human Resources at Wang Laboratories.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following Financial Statements of Focal, Inc. and Report of Independent Auditors are incorporated by reference from the Company's 1998 Annual Report to
Stockholders:

                                                                                                         PAGE NO. IN
                                                                                                         1998 ANNUAL
                                                                                                          REPORT TO
                                                                                                        STOCKHOLDERS
                                                                                                      -----------------
Balance Sheets, As of December 31, 1998 and 1997....................................................             15
Statements of Operations, Years Ended December 31, 1996, 1997 and 1998..............................             16
Statements of Cash Flows, Years Ended December 31, 1996, 1997 and 1998..............................             17
Statements of Stockholders' Equity, Years Ended December 31, 1996, 1997 and 1998....................             18
Notes to Financial Statements.......................................................................             20
Report of Independent Auditors......................................................................             28

    2.  Financial Statement Schedules

    All financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3.  Exhibits

    The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FOCAL, INC

                    By:  /s/ DAVID M. CLAPPER
                         ----------------------------------------
                         David M. Clapper,
                         President and
                         Chief Executive Officer

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
     /s/ DAVID M. CLAPPER         Officer and Director
------------------------------    (Principal Executive         March 30, 1999
      (David M. Clapper)          Officer)

                                Vice President, Finance and
    /s/ W. BRADFORD SMITH         Chief Financial Officer
------------------------------    (Principal Financial and     March 30, 1999
     (W. Bradford Smith)          Accounting Officer)

     /s/ HENRY BREM, M.D.
------------------------------  Director                       March 30, 1999
      (Henry Brem, M.D.)

      /s/ JANET EFFLAND
------------------------------  Director                       March 30, 1999
       (Janet Effland)

   /s/ ROBERT LANGER, PH.D.
------------------------------  Director                       March 30, 1999
    (Robert Langer, Ph.D.)

      /s/ MARK J. LEVIN
------------------------------  Director                       March 30, 1999
       (Mark J. Levin)

   /s/ MICHAEL J. LEVINTHAL
------------------------------  Director                       March 30, 1999
    (Michael J. Levinthal)

   /s/ JESSE I. TREU, PH.D
------------------------------  Director                       March 30, 1999
    (Jesse I. Treu, Ph.D.)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------

    3.2(1) Restated Certificate of Incorporation of the Registrant.
    3.3(1) Bylaws of the Registrant as amended.
    4.2(1) Specimen Common Stock Certificate.
   10.1(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.
   10.2(1) 1992 Incentive Stock Plan, as amended, and form of Stock Option Agreement.
   10.3(1) 1997 Employee Stock Purchase Plan and forms of agreements thereunder.
   10.4(1) 1997 Directors' Option Plan and forms of agreements thereunder.
   10.5(1) Restated Investors Rights Agreement dated April 12, 1996 among the Registrant and certain stockholders of the Registrant.
   10.6(1) Lease Agreement dated April 4, 1994 between Registrant and The Mutual Life Insurance Company of New
           York relating to lease of facility located at 4 Maguire Road, Lexington, MA, as amended to date.
   10.7(1) Master Lease Agreement dated October 30, 1992 between Registrant and Comdisco, Inc.
   10.8(1) Master Lease Agreement dated February 28, 1994 between Registrant and MMC/GATX Limited Partnership I.
   10.9(1) Master Loan and Security Agreement dated April 18, 1997 between Registrant and Transamerica Leasing.
  10.10(1) Patent and Technology License Agreement dated June 11, 1992 between Registrant and University of Texas.
  10.11(1) Exclusive License Agreement dated August 7, 1992 among Registrant, Marvin Slepian, M.D. and Endoluminal
           Therapeutics, Inc.
  10.12(1) Collaboration and License Agreement dated April 25, 1996 between Registrant, Ciba Corporation and
           Chiron Corporation.
  10.13(1) Distribution, License and Supply Agreement dated January 2, 1997 between Registrant and Ethicon, Inc.
  10.14(1) Agreement for Consulting Services dated November 15, 1991 between Registrant and Robert Langer, Ph.D.
  10.15(1) Agreement for Consulting Services dated August 7, 1992 between Registrant and Marvin Slepian, M.D.
  10.16(1) Agreement for Consulting Services and Sabbatical Employment dated June 1, 1992 between Registrant and
           Jeffrey Hubbell.
  10.17(1) Form of Restricted Stock Purchase Agreement.
  10.18(1) Loan Agreement dated March 29, 1995 between Registrant and Ronald Rudowsky.
  10.19(1) Loan Agreement dated February 28, 1997 between Registrant and Arthur Coury, Ph.D.
  10.20(1) Form of Preferred Shares Rights Agreement between Registrant and Norwest Bank Minnesota N.A.
       13  1998 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).
     23.1  Consent of Ernst & Young LLP, independent auditors.
     27.1  Financial Data Schedule.

------------------------

(1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, File No. 333-38379, originally filed with the Securities and Exchange Commission on October 21, 1997.