Form 10-Q
period 1999-03-31
FOCAL INC
filed 1999-05-14
CIK 911684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

-------------------------------------------------------------------------------

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-23247

                                   FOCAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            94-3142791
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                         identification no.)

                       4 MAGUIRE ROAD, LEXINGTON, MA 02421
                    ---------------------------------------
                    (Address of principal executive offices
                             including zip code)

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

   Yes   X                                           No
       -----                                             ------

As of April 30, 1999, the Registrant had 13,403,227 shares of Common Stock outstanding.

                                   FOCAL, INC.
                 Form 10-Q for the Quarter Ended March 31, 1999

                                      INDEX


                                                                    PAGE NUMBER

   INDEX                                                                      2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1998
             and March 31, 1999                                               3

         Condensed Statements of Operations for the Three
            Months Ended March 31, 1998 and 1999                              4

         Condensed Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and 1999                              5

         Notes to Condensed Financial Statements                              6

   ITEM 2 - Management's Discussion & Analysis of Financial                   8
         Condition and Results of Operations


   PART II - OTHER INFORMATION

   ITEMS 1 - 6                                                                14

   SIGNATURES                                                                 15

   EXHIBIT INDEX                                                              16


                                   FOCAL, INC.
                            CONDENSED BALANCE SHEETS


                                                           DECEMBER 31,           MARCH 31,
                                                               1998                  1999
                                                          -------------        -------------
ASSETS                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                            $  8,516,936         $  6,596,856
     Marketable securities                                  16,829,291           13,856,557
     Inventories                                               937,017            1,117,363
     Accounts receivable and prepaid expenses                1,199,377            1,485,692
                                                          -------------        -------------
Total current assets                                        27,482,621           23,056,468

Notes receivable from related parties                          282,442              272,257

Property, plant & equipment, net                             2,682,398            2,849,312

Other assets                                                    13,368               13,469
                                                          -------------        -------------
Total assets                                              $ 30,460,829         $ 26,191,506
                                                          -------------        -------------
                                                          -------------        -------------
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable and accrued liabilities             $  3,857,944           $3,682,075
     Deferred revenue                                          550,000                 --
     Current portion of capital lease obligations              886,517              895,714
                                                          -------------        -------------
Total current liabilities                                    5,294,461            4,577,789

Capital lease obligations                                    1,390,821            1,315,431

Stockholders' equity:
     Common stock                                              133,678              133,996
     Additional paid-in capital                             84,884,786           85,002,318
     Notes receivable from related parties                  (1,443,133)          (1,032,829)
     Deferred compensation                                    (464,206)            (388,041)
     Accumulated other comprehensive income                     (8,218)              (7,063)
     Accumulated deficit                                   (59,327,360)         (63,410,095)
                                                          -------------        -------------
Total stockholders' equity                                  23,775,547           20,298,286
                                                          -------------        -------------
Total liabilities and stockholders' equity                $ 30,460,829         $ 26,191,506
                                                          -------------        -------------
                                                          -------------        -------------


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           THREE MONTHS
                                          ENDED MARCH 31,
                                    ----------------------------
                                         1998           1999
                                    -------------   ------------
REVENUES:
     Collaborative R&D revenues     $  1,228,607    $    608,160
     Product revenues                    712,220         717,832
                                    -------------   ------------
        Total revenues                 1,940,827       1,325,992

COSTS AND EXPENSES:
     Cost of product revenues            729,990         921,236
     Research & development            3,957,765       3,726,720
     General & administrative            934,903       1,011,740
                                    -------------   ------------
        Total costs and expenses       5,622,658       5,659,696

Interest income (net)                    452,859         250,970
                                    -------------   ------------

NET LOSS                            ($ 3,228,972)   ($ 4,082,734)
                                    -------------   ------------
                                    -------------   ------------
Basic and diluted net loss
   per share                        ($      0.24)   ($      0.30)
                                    -------------   ------------
                                    -------------   ------------
Shares used in computing net loss
   per share                          13,216,817      13,391,484
                                    -------------   ------------
                                    -------------   ------------


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                 1998           1999
                                                            -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                           ($ 3,228,972)   ($ 4,082,734)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                            260,071         303,961
        Amortization of deferred
           compensation                                           76,165          76,165
        Interest accrued on notes receivable                     (28,342)        (17,625)
        Increase (decrease) in cash arising
           from changes of operating assets
           and liabilities:
            Inventories                                         (827,463)       (180,346)
            Accounts receivable and prepaid expenses           1,216,028        (286,315)
            Accounts payable and accrued liabilities            (171,591)       (175,869)
            Deferred revenue                                        --          (550,000)
            Other assets                                            (159)           (101)
            Notes receivable                                        --            27,810
                                                            -------------   -------------
Net cash used in operating activities                         (2,704,263)     (4,885,054)

INVESTING ACTIVITIES
Purchase of marketable securities                            (10,314,298)     (2,077,345)
Sale of marketable securities                                  4,453,450       5,051,233
Purchase of property and equipment                              (343,939)       (470,875)
                                                            -------------   -------------
Net cash provided by (used in) investing activities           (6,204,787)      2,503,013

FINANCING ACTIVITIES
Proceeds from equity financings,
     net of issuance costs                                     3,549,500            --
Proceeds from exercise of
     stock options                                                 6,801         120,405
Principal payments on notes receivable                              --           407,749
Proceeds from lease financing                                    241,525         198,896
Principal payments on capital lease
     obligations                                                (272,619)       (265,089)
                                                            -------------   -------------
Net cash provided by financing
     activities                                                3,525,207         461,961
Net decrease in cash and cash
     equivalents                                              (5,383,843)     (1,920,080)
Cash and cash equivalents at
     beginning of the period                                  26,810,777       8,516,936
                                                            -------------   -------------
Cash and cash equivalents at
     end of the period                                      $ 21,426,934    $  6,596,856
                                                            -------------   -------------
                                                            -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Property acquired under capital
            lease obligations                               $       --
                                                            -------------   -------------
                                                            -------------   -------------
        Interest paid                                       $     54,115    $      50,897
                                                            -------------   -------------
                                                            -------------   -------------


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Focal, Inc. develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body to seal air and fluid leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999.

These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock and convertible preferred stock outstanding, assuming conversion of preferred stock at date of issuance. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

NOTE 3. REVENUE RECOGNITION FOR PRODUCT SALES

Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month periods ended March 31, 1998 and 1999 were attributable to sales of surgical sealant products to Ethicon Inc., a Johnson & Johnson company.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1998 and March 31, 1999, inventories consisted of the following:


                                                  December 31,        March 31,
                                                     1998               1999
                                                 -------------        ----------
Raw materials                                    $  219,298           $  188,895
Work in process                                     672,928              857,247
Finished goods                                       44,791               71,221
                                                 -------------        ----------
                                                 $  937,017           $1,117,363
                                                 -------------        ----------
                                                 -------------        ----------


NOTE 5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three month periods ended March 31, 1998 and 1999 are as follows:


                                                  Three months ended March 31,
                                                     1998              1999
                                                 ------------       ------------
Net loss                                         $(3,228,972)       $(4,082,734)

Other comprehensive income:
Change in unrealized loss
      on marketable securities                   $    (6,009)       $     1,115
                                                 -------------        ----------
Comprehensive loss                               $(3,234,981)       $(4,081,619)
                                                 -------------        ----------
                                                 -------------        ----------


MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements. These factors are set forth under the captions "Business -Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which captioned discussion is expressly incorporated herein by reference.

OVERVIEW

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and most recently, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $27.3 million through March 31, 1999, in conjunction with these alliances.

The Company has incurred net losses in each year since its inception, including net losses of approximately $4.1 million for the three months ended March 31, 1999. At March 31, 1999, the Company had an accumulated deficit of $63.4 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through the first half of 2000 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third party funding, net losses will continue to increase.

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

The Company introduced its first commercial product, FocalSeal-L for lung surgery indications, in Europe in March 1998 through its strategic marketing and distribution alliance with Ethicon Inc., a Johnson & Johnson company. The Company anticipates that revenues derived from European sales of the Company's FocalSeal surgical sealants will account for a substantial majority of the Company's near term product revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 decreased to $1.3 million from $1.9 million for the three months ended March 31, 1998. Included in the 1999 quarter were product revenues of $718,000 and collaborative revenues of $608,000 compared with $712,000 of product revenues and $1,229,000 of collaborative revenues during the same period in 1998. The decrease in collaborative revenue in the 1999 quarter was primarily due to the fact that the quarterly funding under the alliance with Ethicon relating to the pulmonary and neurological sealants ceased after the fourth quarter of 1998, per the original contractual terms of the agreement with Ethicon. The quarter ending March 31, 1999 included $550,000 in quarterly funding relating to the cardiovascular sealant collaboration with Ethicon.

Cost of product revenues for the quarter ended March 31, 1999 of $921,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product versus cost of product revenues of $730,000 for the corresponding quarter in 1998. Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to inventory costing and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the quarter ending March 31, 1999.

Research and development expenses decreased to $3,727,000 for the quarter ended March 31, 1999, from $3,958,000 for the quarter ended March 31, 1998. This decrease was primarily due to lower clinical trial costs in the first quarter of 1999, compared with the same period in 1998. During the first quarter of 1998, the Company was engaged in a pivotal U.S. 180 patient clinical trial of FocalSeal L surgical sealant for lung surgery indications. This clinical trial was completed in the third quarter of 1998. There were no ongoing clinical trails during the first quarter of 1999.

General and administrative expenses increased to $1,012,000 for the quarter ending March 31, 1999, from $935,000 for the quarter ended March 31, 1998. The increase in general and administrative expenses was primarily due to the addition of certain costs related to the transition of the Company to a publicly traded entity such as investor relations, public relations, and insurance.

Interest income, net of interest expense, decreased to $251,000 for the quarter ended March 31, 1999, from $453,000 for the quarter ended March 31, 1998, as a result of lower average cash balances.

The Company recorded a net loss of $(4,083,000) for the quarter ended March 31, 1999. During the same period in 1998, the Company recorded a net loss of $(3,229,000). The increase in net loss is primarily attributed to decreasing collaborative revenues, negative gross margins on product sales and increased general and administrative expenses from the first quarter of 1998 to the same period in 1999. The Company expects that it will incur net operating losses through at least the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through March 31, 1999, the Company has raised approximately $83.5 million from equity financings, net of offering costs and has received $7.2 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $27.3 million through March 31, 1999. At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $20.5 million.

Cash used in operations totaled $4.9 million for the three months ended March 31, 1999 compared with cash used in operations of $2.7 million for the same period in 1998. The change in cash used in operations was due to the increased net losses generated in the three months ended March 31, 1999 and increased investments in working capital. Cash provided by (used in) operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through March 31, 1999 totaled $8.1 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the three months ended March 31, 1999 totaled $471,000. As of March 31, 1999, the Company did not have any material commitments for future capital expenditures. The Company has commitments from lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1999, and expects to secure additional lease lines to provide for its needs in 2000 and beyond.

The Company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least 12 months. Under the Company's surgical sealant collaboration with Ethicon, Focal may receive additional funding for research and development activities and upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. Future milestone payments include a payment due upon submission for CE Mark approval of FocalSeal S surgical sealant for cardiovascular indications and a milestone payment for approval of FocalSeal L surgical sealant in the Pacific Rim. There are currently no commitments for additional research and development funding from Ethicon. Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $85,000 at March 31, 1999. Payments under these agreements are typically made on a quarterly or monthly basis.

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

Year 2000 Readiness Disclosure

The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

The Company's plan for IT systems consists of four phases: (1) inventory-identifying all IT systems; (2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation -reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1998. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation of substantially all of its IT systems by June 30, 1999, and the testing and certification of all of its IT systems by September 30, 1999.

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships.

The Company has initiated a formal process designed to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers, the Company is engaged in discussions with those suppliers and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready. Focal's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that a vendor's failure to address year 2000 issues would not have an adverse effect on Focal.

Total Year 2000 project costs are currently estimated to be $300,000 to $400,000 in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts, increased use of outside resources, and certain software and hardware expenditures related to remediation. Focal is currently evaluating fully integrated enterprise resource planning systems ("ERP system") and expects to install such an ERP system during 1999. A key requirement of an ERP system will be year 2000 compliance. Also, effecting the cost estimates are expenses related to upgrading much of the company's Analytical Chemistry equipment to full year 2000 compliance. During 1998, the company upgraded many of the personal computers used by employees, and the Company now believes that the majority of the computers currently in use are year 2000 ready. The costs incurred in 1998 related to these upgrades was approximately $200,000.

Focal is prepared to develop contingency plans to address any unresolved year 2000 issues or to address key suppliers' failure to respond to the Company's request for state of readiness disclosure from those suppliers. Any critical unresolved Year 2000 issues at the Company or its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues.

   PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings.                          None

   Item 2.        Changes in Securities and use of Proceeds.

         There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration Statement on Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended December 31, 1998.

   Item 3.        Defaults upon Senior Securities.   None

   Item 4.        Submission of Matters to a Vote of Security Holders.    None

   Item 5.        Other Matters.    None

   Item 6.        Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                  The exhibits listed in the Exhibit Index are included in this report.

                  (b)      Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    May 14, 1999                  FOCAL, INC.

                                                By:  /s/ W. BRADFORD SMITH
                                                   ----------------------------
                                                     W. Bradford Smith,
                                                     Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX


   The following exhibits are filed as part of this Quarterly Report on form
10-Q:

EXHIBIT NO.       DESCRIPTION

   27             Financial Data Schedule

   99.1 Pages 12 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (which pages are deemed filed hereunder except to the extent that portions are not expressly incorporated by reference herein)