Form 10-Q
period 1999-06-30
FOCAL INC
filed 1999-08-16
CIK 911684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----            SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

  ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-23247

                                   FOCAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                  94-3142791
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                          identification no.)

                          4 Maguire Road, Lexington, MA
                  ---------------------------------------------
                  02421 (Address of principal executive offices
                               including zip code)

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

   Yes  X                                       No
      -----                                       ----

   As of July 31, 1999, the Registrant had 13,443,359 shares of Common Stock outstanding.

                                   FOCAL, INC.
                  Form 10-Q for the Quarter Ended June 30, 1999

                                      INDEX


                                                                          PAGE NUMBER

   INDEX                                                                        2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1998
             and June 30, 1999                                                  3

         Condensed Statements of Operations for the Three
            Months and Six Months Ended June 30, 1998 and 1999                  4

         Condensed Statements of Cash Flows for the Three
            Months and Six Months Ended June 30, 1998 and 1999                  5

         Notes to Condensed Financial Statements                                6

   ITEM 2 - Management's Discussion & Analysis of Financial                     8
                  Condition and Results of Operations

   ITEM 3 - Qualitative and Quantitative Disclosures About                      15
                Market Risk

   PART II - OTHER INFORMATION

   ITEMS 1 - 6                                                                  16

   SIGNATURES                                                                   18

   EXHIBIT INDEX                                                                19

                                   FOCAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                DECEMBER 31,          JUNE 30,
                                                                   1998                 1999
                                                               ------------         ------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                 $  8,516,936         $  8,455,142
     Marketable securities                                       16,829,291            7,471,167
     Inventories                                                    937,017              936,981
     Accounts receivable and prepaid expenses                     1,199,377            1,408,293
                                                               ------------         ------------
Total current assets                                             27,482,621           18,271,583

Notes receivable from related parties                               282,442              288,557

Property, plant & equipment, net                                  2,682,398            2,955,771

Other assets                                                         13,368               13,676
                                                               ------------         ------------
Total assets                                                   $ 30,460,829         $ 21,529,587
                                                               ------------         ------------
                                                               ------------         ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                  $  3,857,944         $  3,899,820
     Deferred revenue                                               550,000                   --
     Current portion of capital lease obligations                   886,517              893,547
                                                               ------------         ------------
Total current liabilities                                         5,294,461            4,793,367

Capital lease obligations                                         1,390,821            1,187,529

Stockholders' equity:
     Common stock                                                   133,678              134,395
     Additional paid-in capital                                  84,884,786           85,272,842
     Notes receivable from related parties                       (1,443,133)          (1,032,829)
     Deferred compensation                                         (464,206)            (404,793)
     Accumulated other comprehensive income                          (8,218)             (11,275)
     Accumulated deficit                                        (59,327,360)         (68,409,649)
                                                               ------------         ------------
Total stockholders' equity                                       23,775,547           15,548,691
                                                               ------------         ------------
Total liabilities and stockholders' equity                     $ 30,460,829         $ 21,529,587
                                                               ------------         ------------
                                                               ------------         ------------


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three months                            Six months
                                                               ended June 30,                          ended June 30,
                                                    ---------------------------------         ---------------------------------
                                                         1998                1999                 1998                 1999
REVENUE:
     Collaborative R&D revenues                     $    810,186         $     94,238         $  2,038,793         $    702,398
     Product revenues                                    759,417              679,268            1,471,637            1,397,100
                                                    ------------         ------------         ------------         ------------
        Total revenues                                 1,569,603              773,506            3,510,430            2,099,498

COSTS AND EXPENSES:
     Cost of product revenues                            822,373              950,142            1,552,363            1,871,378
     Research & development                            4,076,026            4,084,516            8,033,787            7,811,236
     General & administrative                            970,880              933,565            1,905,783            1,945,305
                                                    ------------         ------------         ------------         ------------
        Total costs and expenses                       5,869,279            5,968,223           11,491,933           11,627,919

Interest income (net)                                    393,690              195,162              846,546              446,132
                                                    ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                    ($3,905,986)         ($4,999,555)         ($7,134,957)         ($9,082,289)
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
Proforma basic and diluted net income (loss)
   per share                                              ($0.29)              ($0.37)              ($0.54)              ($0.68)
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
Shares used in computing net income (loss)
   per share                                          13,254,038           13,407,029           13,235,428           13,399,300
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------

                                   FOCAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------------
                                                                     1998                 1999
                                                                 ------------         ------------
Operating Activities
Net income (loss)                                                 ($7,134,957)         ($9,082,289)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                 542,975              576,600
        Amortization of deferred
           compensation                                               152,329              158,163
        Interest accrued on notes receivable                          (56,999)             (33,925)
        Increase (decrease) in cash arising
           from changes of operating assets
           and liabilities:
            Inventories                                              (608,666)                  36
            Accounts receivable and prepaid expenses                1,723,257             (208,916)
            Accounts payable and accrued liabilities                 (928,229)              41,876
            Deferred revenue                                               --             (550,000)
            Other assets                                                 (336)                (308)
            Notes receivable                                           24,560               27,810
                                                                 ------------         ------------
Net cash used in operating activities                              (6,286,066)          (9,070,953)

INVESTING ACTIVITIES
Purchase of marketable securities                                 (21,057,598)          (2,077,345)
Sale of marketable securities                                       8,238,260           11,432,412
Purchase of property and equipment                                   (502,874)            (849,973)
                                                                 ------------         ------------
Net cash provided by (used in) investing activities               (13,322,212)           8,505,094

FINANCING ACTIVITIES
Proceeds from equity financings,
     net of issuance costs                                          3,549,500                   --
Proceeds from exercise of
     stock options                                                     32,753              166,710
Proceeds from issuance of common stock
     under the employee stock purchase plan                           285,124              125,868
Issuance of note receivable
Principal payments on notes receivable                                100,710              407,749
Proceeds from lease financing                                         499,797              338,407
Principal payments on capital lease
     obligations                                                     (549,269)            (534,669)
                                                                 ------------         ------------
Net cash provided by financing
     activities                                                     3,918,615              504,065
                                                                 ------------         ------------
Net decrease in cash and cash
     equivalents                                                  (15,689,663)             (61,794)
Cash and cash equivalents at
     beginning of the period                                       26,810,777            8,516,936
                                                                 ------------         ------------
Cash and cash equivalents at
     end of the period                                           $ 11,121,114         $  8,455,142
                                                                 ------------         ------------
                                                                 ------------         ------------



SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999.

These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

NOTE 3. REVENUE RECOGNITION FOR PRODUCT SALES

Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month and six month periods ended June 30, 1998 and 1999 were attributable to sales of surgical sealant products to Ethicon Inc., a Johnson & Johnson company.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1998 and June 30, 1999, inventories consisted of the following:

                                                December 31,            June 30,
                                                   1998                   1999
                                                 --------               --------
Raw materials                                    $219,298               $321,146
Work in process                                   672,928                583,759
Finished goods                                     44,791                 32,076
                                                 --------               --------
                                                 $937,017               $936,981
                                                 --------               --------
                                                 --------               --------

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss for the three month and six month periods ended June 30, 1998 and 1999 are as follows:

                                                 Three months ended June 30,
                                                  1998                  1999
                                              -----------           -----------
Net loss                                      $(3,905,986)          $(4,999,555)

Other comprehensive income:
Change in unrealized loss
      on marketable securities                $     2,602           $    (4,212)
                                              -----------           -----------
Comprehensive loss                            $(3,903,384)          $(5,003,767)
                                              -----------           -----------
                                              -----------           -----------


                                                 Six months ended June 30,
                                                 1998                 1999
                                              -----------           -----------
Net loss                                      $(7,134,957)          $(9,082,289)

Other comprehensive income:
Change in unrealized loss
      on marketable securities                ($    3,407)          $    (3,057)
                                              -----------           -----------
Comprehensive loss                            $(7,138,364)          $(9,085,346)
                                              -----------           -----------
                                              -----------           -----------

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the captions "Business -Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which captioned discussion is expressly incorporated herein by reference.

OVERVIEW

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and most recently, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $27.4 million through June 30, 1999, in conjunction with these alliances.

The Company has incurred net losses in each year since its inception, including a net loss of approximately $5.0 million for the three months ended June 30, 1999, and a net loss of approximately $9.1 million for the six months ended June 30, 1999. At June 30, 1999, the Company had an accumulated deficit of $68.4 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through 2000 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon corporate partners for funding of a significant portion of research and development expenses. If the Company does not continue to receive funding from its current corporate partners, or is unable to otherwise obtain third party funding, net losses could continue to increase.

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

The Company introduced its first commercial product, FocalSeal-L for lung surgery indications, in Europe in March 1998 through its strategic marketing and distribution alliance with Ethicon Inc., a Johnson & Johnson company ("Ethicon"). The Company anticipates that revenues derived from European sales of the Company's FocalSeal surgical sealants will account for a substantial majority of the Company's near term product revenues. In July 1999, the Company announced that it has received notification from Ethicon that Ethicon's product inventory levels will be sufficient to support its anticipated sales for the second half of 1999. As a result of the excess inventory, sales to Ethicon of FocalSeal surgical sealant will be minimal in the second half of 1999. Although the Company currently intends to independently market its FocalSeal surgical sealants in North America pending FDA approval, the Company continues to discuss other alternatives with potential partners.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999, (the "1999 Quarterly Period") decreased to $774,000 from $1,570,000 for the three months ended June 30, 1998 (the "1998 Quarterly Period"). Included in the 1999 Quarter were product revenues of $679,000 and collaborative revenues of $94,000 compared with $759,000 of product revenues and $810,000 of collaborative revenues during the 1998 Quarterly Period. The decrease in collaborative revenue in the 1999 Quarterly Period was primarily due to the fact that the quarterly funding under the alliance with Ethicon relating to the pulmonary and neurological sealants ceased after the fourth quarter of 1998, per the original contractual terms of the agreement with Ethicon. Collaborative revenue in the 1999 Quarterly period included funding for the pass through of certain marketing and training costs to Ethicon, a small amount of funding for an NIH grant, and funding from Genentech for a drug compatibility and release study.

Cost of product revenues for the 1999 Quarterly period of $950,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product versus cost of product revenues of $822,000 for the 1998 Quarterly Period. Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to inventory costing and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 1999 Quarterly Period.

Research and development expenses increased to $4,085,000 for the 1999 Quarterly Period, from $4,076,000 for the 1998 Quarterly Period. This increase was primarily due to a one time charge for costs relating to a staff reduction, offset by lower clinical trial costs in the 1999 Quarterly Period, compared with the same period in 1998. During the 1998 Quarterly Period, the Company was engaged in a pivotal U.S. 180 patient clinical trial of FocalSeal L surgical sealant for lung surgery indications. This clinical trial was completed in the third quarter of 1998. There were no ongoing clinical trials during the 1999 Quarterly Period.

General and administrative expenses remained relatively flat at $934,000 for the 1999 Quarterly Period, compared with $971,000 for the same period in 1998.

Interest income, net of interest expense, decreased to $195,000 for the 1999 Quarterly Period, from $394,000 for the 1998 Quarterly Period, as a result of lower average cash balances available for investment.

The Company recorded a net loss of $(5,000,000) for the 1999 Quarterly
Period. During the 1998 Quarterly Period, the Company recorded a net loss of $(3,906,000). The increase in net loss is primarily attributed to decreasing collaborative revenues, higher production costs and decreased interest income in the 1999 Quarterly Period, when compared to the 1998 Quarterly Period. The Company expects that it will incur net operating losses through at least 2000.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

For the six month period ended June 30, 1999 (the "1999 Six Month Period") revenues decreased to $2,099,000 from $3,510,000 for the six month period ended June 30, 1998 (the "1998 Six Month Period"). The decline in revenues was primarily due to the fact that the quarterly funding under the alliance with Ethicon relating to the pulmonary and neurological sealants ceased after the fourth quarter of 1998, per the original contractual terms of the agreement with Ethicon. Collaborative revenue in the 1999 Six Month Period included funding for the development of a cardiovascular sealant and the pass through of certain marketing and training costs to Ethicon, a small amount of funding for an NIH grant, and funding from Genentech for a drug compatibility and release study.

Cost of product revenues for the 1999 Six Month Period of $1,871,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product versus cost of product revenues of $1,552,000 for the 1998 Six Month Period. Gross margins remained negative in the 1999 Six Month Period due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to inventory costing and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 1999 Six Month Period.

Research and development expenses for the 1999 Six Month Period decreased to $7,811,000 from $8,034,000 for the 1998 Six Month Period. This decrease resulted from lower clinical trial costs in the 1999 Six Month Period, compared with the 1998 Six Month Period, offset by a one time charge for costs associated with a staff reduction in June 1999. During the 1998 Six Month Period, the Company was engaged in a pivotal U.S. 180 patient clinical trial of FocalSeal L surgical sealant for lung surgery indications. This clinical trial was completed in the third quarter of 1998. There were no ongoing clinical trials during the first six months of 1999.

General and administrative expenses for the 1999 Six Month Period were $1,945,000 compared with $1,906,000 for the 1998 Six Month Period.

Interest income, net of interest expense, decreased to $446,000 for the 1999 Six Month Period, from $847,000 for the 1998 Six Month Period, as a result of lower average cash balances available for investment.

The Company recorded a net loss of $(9,082,000) for the 1999 Six Month Period. During the 1998 Six Month Period, the Company recorded a net loss of $(7,135,000). The increase in net loss is primarily attributed to decreasing collaborative revenues, higher production costs and decreased interest income in the 1999 Six Month Period when compared to the 1998 Six Month Period. The Company expects that it will incur net operating losses through at least 2000.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through June 30, 1999, the Company has raised approximately $83.5 million from equity financings, net of offering costs and has received $7.3 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $27.4 million through June 30, 1999. At June 30, 1999, the Company had cash, cash equivalents and marketable securities of $15.9 million.

Cash used in operations totaled $9.1 million for the six months ended June 30, 1999 compared with cash used in operations of $6.3 million for the same period in 1998. The change in cash used in operations was due to the increased net losses generated in the six months ended June 30, 1999. Cash provided by (used in) operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through June 30, 1999 totaled $8.4 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the six months ended June 30, 1999 totaled $850,000. As of June 30, 1999, the Company did not have any material commitments for future capital expenditures. The Company has commitments from lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1999, and expects to secure additional lease lines to provide for its needs in 2000 and beyond.

The Company believes that its existing capital resources, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least nine months. Under the Company's surgical sealant collaboration with Ethicon, Focal may receive additional funding upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. Future milestone payments include a payment due upon CE Mark approval of FocalSeal S surgical sealant for neurological indications and a milestone payment for CE Mark submission of FocalSeal surgical sealant for cardiovascular indications. There are currently no commitments for additional research and development funding from Ethicon. Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $52,000 at June 30, 1999. Payments under these agreements are typically made on a quarterly or monthly basis.

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

The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including equity securities. In addition, the Company has obtained equipment lease financing and other forms of debt financing and expects to continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

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

The Company's plan for IT systems consists of four phases: (1) inventory-identifying all IT systems; (2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality; (3) remediation -reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment. The Company has assessed its products and non-IT systems and has determined that there are no material exposures in these areas.

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1998. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation, testing and certification of all of its IT systems by September 30, 1999.

The Company also faces the risk that one or more of its material suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships.

The Company has initiated a formal process designed to determine the overall Year 2000 readiness of its external relationships and expects to receive responses from the majority of these parties by September 30, 1999. In the case of material suppliers and customers, the Company is engaged in discussions with such parties and is attempting to obtain detailed information as to such parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready. Focal's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that a vendor's failure to address year 2000 issues would not have an adverse effect on Focal.

Total Year 2000 project costs are currently estimated to be $300,000 to $400,000 in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts, increased use of outside resources, and certain software and hardware expenditures related to remediation. Focal is currently implementing a fully integrated enterprise resource planning system ("ERP system") and expects to complete the installation of the system during the second half of 1999. A key requirement of this ERP system is year 2000 compliance. Also, effecting the cost estimates are expenses related to upgrading much of the Company's Analytical Chemistry equipment to full year 2000 compliance. During 1998, the Company upgraded many of the personal computers used by employees, and the Company now believes that the majority of the computers currently in use are year 2000 ready. The costs incurred in 1998 related to these upgrades and other year 2000 activities was approximately $200,000.

The Company believes that its reasonably likely worst case Year 2000 scenario would be that a material single-source supplier would, as a result of its own Year 2000 difficulties, fail to deliver to us a key component of our products. Any such failure could result in delays in our ability to produce and distribute our products to customers, which could have material adverse effect on our business, financial condition and results of operations. To date, the Company has not formulated contingency plans relating to its or a third party's Year 2000 remediation efforts. However, as discussed above, the Company is engaged in ongoing Year 2000 assessment, remediation and testing activities. These results and the responses received from external relationships will be taken into account in determining the nature and extent of any contingency plans if neccessary.

Any material unresolved Year 2000 issues at the Company or its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

The Company's investments consist of securities of various types and maturities. The Company accounts for its investments in accordance with Statement of Accounting Standards No. 115, "Accounting for certain investments in Debt and Equity Securities" (SFAS 115). All of the Company's cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 1999, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

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

Item 3.        Defaults upon Senior Securities.   None

Item 4.        Submission of Matters to a Vote of Security Holders.

      On May 26, 1999, the Company held its annual meeting of stockholders. The following sets forth the items submitted to a vote of the stockholders of the Company and the votes cast respect to such items.

      1. Election of Henry Brem, M.D., Janet Effland, and Jesse I. Treu, Ph.D. as Class II Directors of the Company:

               Henry Brem, M.D.:         11,155,162     for
                                         ----------
                                              8,900     vote withheld
                                         ----------

               Janet Effland.:           11,155,062     for
                                         ----------
                                              9,000     vote withheld
                                         ----------

               Jesse I. Treu, Ph.D.:     11,155,062     for
                                         ----------
                                              9,000     vote withheld
                                         ----------


      2. To approve the Company's 1999 Stock Incentive Plan and authorize 875,000 shares of the Company's Common Stock to be reserved for issuance under the plan:

      7,465,686 for     2,244,331 against   12,975 abstain 1,449,970  unvoted
      ---------         ---------           ------         ----------


      3. Ratification of the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 1999:

               11,108,354 for    59,008 against   5,600 abstain
               ----------        ------           -----

Item 5.        Other Matters.    None

Item 6.        Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                        The exhibits listed in the Exhibit Index are included in this report.

               (b)      Reports on Form 8-K

                        None.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    August 16, 1999             FOCAL, INC.

                                              By:  /s/ David M. Clapper
                                                  ------------------------------
                                                       David M. Clapper,
                                                       President and Chief
                                                       Executive Officer
                                                       (Principle Executive and
                                                       Financial Officer)

                                  EXHIBIT INDEX


   The following exhibits are filed as part of this Quarterly Report on form
10-Q:

   Exhibit No.      Description
   -----------      -----------

   27               Financial Data Schedule

   99.1 Pages 12 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (which pages are deemed filed hereunder except to the extent that portions are not expressly incorporated by reference herein)