Form 10-Q
period 1999-09-30
FOCAL INC
filed 1999-11-15
CIK 911684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

   _X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1999

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-23247

                                   FOCAL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          94-3142791
   --------------------------------------             --------------------
   (State or other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                     identification no.)

                       4 Maguire Road, Lexington, MA 02421
                       -----------------------------------
                     (Address of principal executive offices
                               including zip code)

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

   Yes   X                          No
        ---                                ---

As of October 31, 1999, the Registrant had 13,445,421 shares of Common Stock outstanding.

                                   FOCAL, INC.
               Form 10-Q for the Quarter Ended September 30, 1999

                                      INDEX


                                                                           PAGE NUMBER

   INDEX                                                                        2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1998
             and September 30, 1999                                             3

         Condensed Statements of Operations for the Three
            Months and Nine Months Ended September 30, 1998 and 1999            4

         Condensed Statements of Cash Flows for the Nine Months Ended
           September  30, 1998 and 1999                                         5

         Notes to Condensed Financial Statements                                6

   ITEM 2 - Management's Discussion & Analysis of Financial                     8
                  Condition and Results of Operations

   ITEM 3 - Qualitative and Quantitative Disclosures About                      16
                Market Risk

   PART II - OTHER INFORMATION

   ITEMS 1 - 6                                                                  17

   SIGNATURES                                                                   18

   EXHIBIT INDEX                                                                19


                                  FOCAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                      DECEMBER 31,          SEPTEMBER 30,
                                                                          1998                   1999
                                                                    -----------------     -------------------
ASSETS                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                            $8,516,936              $9,739,031
     Marketable securities                                                16,829,291               2,001,947
     Inventories                                                             937,017               1,481,582
     Accounts receivable and prepaid expenses                              1,199,377                 480,801
                                                                    -----------------     -------------------
Total current assets                                                      27,482,621              13,703,361

Notes receivable from related parties                                        282,442                 290,772

Property, plant & equipment, net                                           2,682,398               2,919,816

Other assets                                                                  13,368                  13,787
                                                                    -----------------     -------------------
Total assets                                                             $30,460,829             $16,927,736
                                                                    =================     ===================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                             $3,857,944              $3,366,703
     Deferred revenue                                                        550,000                       -
     Current portion of capital lease obligations                            886,517                 927,021
                                                                    -----------------     -------------------
Total current liabilities                                                  5,294,461               4,293,724

Capital lease obligations                                                  1,390,821               1,295,058

Stockholders' equity:
     Common stock                                                            133,678                 134,419
     Additional paid-in capital                                           84,884,786              85,210,553
     Notes receivable from related parties                                (1,443,133)               (965,303)
     Deferred compensation                                                  (464,206)               (262,899)
     Accumulated other comprehensive income                                   (8,218)                 (1,394)
     Accumulated deficit                                                 (59,327,360)            (72,776,422)
                                                                    -----------------     -------------------
Total stockholders' equity                                                23,775,547              11,338,954
                                                                    -----------------     -------------------
Total liabilities and stockholders' equity                               $30,460,829             $16,927,736
                                                                    =================     ===================


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three months                               Nine months
                                                              ended September 30,                      ended September 30,
                                                -------------------------------------------  ---------------------------------------
                                                        1998                     1999            1998                    1999
Revenues:
     Collaborative R&D revenues                           $1,521,226               $18,236      $3,560,019            $720,635
     Product revenues                                        866,150                12,986       2,337,787           1,410,085
                                                ---------------------  --------------------  --------------  ------------------
         Total revenues                                    2,387,376                31,222       5,897,806           2,130,720

Costs and Expenses:
     Cost of product revenues                              1,196,145               201,311       2,748,508           2,072,691
     Research & development                                3,867,498             3,410,460      11,901,285          11,221,694
     General & administrative                                968,295               925,083       2,874,078           2,870,390
                                                ---------------------  --------------------  --------------  ------------------
         Total costs and expenses                          6,031,938             4,536,854      17,523,871          16,164,775

Interest income (net)                                        370,652               138,859       1,217,198             584,994
                                                ---------------------  --------------------  --------------  ------------------

NET LOSS                                                 ($3,273,910)          ($4,366,773)   ($10,408,867)       ($13,449,061)
                                                =====================  ====================  ==============  ==================
Basic and diluted net income (loss)
   per share                                                  ($0.25)               ($0.32)         ($0.78)             ($1.00)
                                                =====================  ====================  ==============  ==================
Shares used in computing net income (loss)
   per share                                              13,333,059            13,441,931      13,267,971          13,413,666
                                                =====================  ====================  ==============  ==================

SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ------------------------------------------------
                                                                                     1998                      1999
                                                                              ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   ($10,408,867)                ($13,449,061)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                                   844,715                      827,029
         Amortization of deferred
            compensation                                                                 228,494                      237,557
         Interest accrued on notes receivable                                            (84,415)                     (49,424)
         Loss on disposal of equipment, furniture and fixtures                                                            828
         Increase (decrease) in cash arising
            from changes of operating assets
            and liabilities:
            Inventories                                                                 (575,484)                    (544,565)
            Accounts receivable and prepaid expenses                                   1,320,843                      718,576
            Accounts payable and accrued liabilities                                     (88,957)                    (491,241)
            Deferred revenue                                                             750,000                     (550,000)
            Other assets                                                                    (509)                        (419)
            Notes receivable                                                             164,318                       41,094
                                                                              ------------------------------------------------
Net cash used in operating activities                                                 (7,849,862)                 (13,259,626)

INVESTING ACTIVITIES
Purchase of marketable securities                                                    (24,277,676)                  (3,087,226)
Sale of marketable securities                                                         11,792,755                   17,921,393
Purchase of property and equipment                                                      (872,778)                  (1,065,275)
                                                                              ------------------------------------------------

Net cash provided by (used in) investing activities                                  (13,357,699)                  13,768,892

FINANCING ACTIVITIES
Proceeds from equity financings,
     net of issuance costs                                                             3,549,500                            -
Proceeds from exercise of
     stock options                                                                        84,994                      175,274
Proceeds from issuance of common stock
     under the employee stock purchase plan                                              285,124                      125,868
Principal payments on notes receivable                                                   104,317                      466,946
Proceeds from lease financing                                                            739,446                      753,772
Principal payments on capital lease
     obligations                                                                        (821,192)                    (809,031)
                                                                              ------------------------------------------------
Net cash provided by financing
     activities                                                                        3,942,189                      712,829
Net decrease in cash and cash
     equivalents                                                                     (17,265,372)                   1,222,095
Cash and cash equivalents at
     beginning of the period                                                          26,810,777                    8,516,936
                                                                              ------------------------------------------------
Cash and cash equivalents at
     end of the period                                                                $9,545,405                   $9,739,031
                                                                              ================================================


SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1999.

These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

NOTE 3. REVENUE RECOGNITION FOR PRODUCT SALES

Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three month and nine month periods ended September 30, 1998 and 1999 were attributable to sales of surgical sealant products to Ethicon Inc., a Johnson & Johnson company.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1998 and September 30, 1999, inventories consisted of the following:

                          December 31,              September 30,
                            1998                         1999
                          ---------------------------------------
Raw materials             $219,298                   $   190,704
Work in process            672,928                     1,132,807
Finished goods              44,791                       158,071
                          ---------------------------------------
                          $937,017                   $ 1,481,582
                          ---------------------------------------
                          ---------------------------------------

NOTE 5. COMPREHENSIVE LOSS

The components of comprehensive loss for the three month and nine month periods ended September 30, 1998 and 1999 are as follows:

                                      Three months ended September 30,
                                            1998            1999
                                      --------------------------------
Net loss                              $(3,273,910)      $(4,366,773)

Other comprehensive income:
Change in unrealized loss
   on marketable securities               $23,976       $     9,881
                                      ------------------------------
Comprehensive loss                    $(3,249,934)      $(4,356,892)
                                      ------------------------------
                                      ------------------------------


                                      Nine months ended September 30,
                                            1998            1999
                                      -------------------------------
Net loss                              $(10,408,867)     $(13,449,061)

Other comprehensive income:
Change in unrealized loss
   on marketable securities           $     20,569      $      6,824
                                      ------------------------------
Comprehensive loss                    $(10,388,298)     $(13,442,237)
                                      ------------------------------
                                      ------------------------------

NOTE 6. SUBSEQUENT EVENT

In October 1999, Focal entered into a marketing and distribution agreement with the Genzyme Surgical Products division of Genzyme Corporation ("Genzyme"). Under the terms of this agreement, Genzyme will serve as Focal's exclusive distributor of surgical sealant products for pulmonary, cardiovascular and gastrointestinal surgery in North America following FDA approval. Focal will receive a price per unit equal to Focal's manufacturing costs plus a percentage of the gross profits generated by sales of these products.

In addition, Focal and Genzyme entered into a stock purchase agreement whereby Genzyme has committed to purchase up to $20 million of Focal's common stock over an eighteen month period, upon satisfaction of certain conditions in each of four $5 million investments. The initial $5 million investment was made on November 8, 1999 and 810,372 shares of common stock were purchased by Genzyme at $6.17 per share, representing a 25% premium to the average closing price over the preceding 10 trading days. At Focal's option, up to three additional $5 million investments will be made by Genzyme. The first of these investments will be priced at a 25% premium to the then current share price, or at the market price if the price is at or above $8 per share. The remaining two investments of $5 million each will be priced at market value and are subject to the receipt of regulatory approval of FocalSeal-Registration Mark- L surgical sealant in the United States.

ITEM 2.

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

OVERVIEW

The Company was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable, liquid surgical sealants, tissue coatings and local drug delivery products, based on the Company's proprietary polymer technology. Since inception, the Company has funded its operations primarily through the private placement of equity securities and, in December 1997, through an initial public offering of common stock. In addition, the Company has entered into strategic alliances with corporate partners and has recorded revenues totaling $27.4 million through September 30, 1999, in conjunction with these alliances. In October 1999, the company entered into a marketing and distribution agreement with Genzyme and received a commitment from Genzyme for the purchase of up to $20 million in each of four $5 million investments shares of Focal's common stock over the next eighteen months, subject to certain conditions in each of four $5 million investments. The first investment of $5.0 million dollars was made in November 1999.

The Company has incurred net losses in each year since its inception, including a net loss of approximately $4.4 million for the three months ended September 30, 1999, and a net loss of approximately $13.5 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had an accumulated deficit of $72.8 million. The company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses at least through 2001 and may incur net losses in subsequent periods although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company is dependent upon the remaining commitments of up to $15 million dollars in equity financing from Genzyme, each of which is subject to the satisfaction of certain conditions. If the Company does not continue to receive funding from Genzyme, or is unable to otherwise obtain third party funding, net losses could continue to increase.

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

The Company introduced its first commercial product, FocalSeal-L surgical sealant for lung surgery indications, in Europe in March 1998 through its strategic marketing and distribution alliance with Ethicon Inc., a Johnson & Johnson company ("Ethicon"). Since the introduction of this product, the Company has recorded approximately $4.5 million in product revenues based on its sales to Ethicon. In July 1999, the Company announced that it had received notification from Ethicon that Ethicon's product inventory levels will be sufficient to support its anticipated sales for the second half of 1999. As a result of the excess inventory, sales to Ethicon of FocalSeal surgical sealant were minimal in the three months ended September 30, 1999 and are expected to remain so for at least the remainder of 1999. In October 1999, Focal entered into a marketing and distribution agreement with the Genzyme Surgical Products Division of Genzyme Corporation. Under the terms of this agreement, Genzyme will market the Company's surgical sealant products for pulmonary, cardiovascular, and gastrointestinal surgery throughout North America.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the three months ended September 30, 1999, (the "1999 Quarterly Period") decreased to $31,000 from $2.4 million for the three months ended September 30, 1998 (the "1998 Quarterly Period"). Included in the 1999 Quarterly period were product revenues of $13,000 and collaborative revenues of $18,000 compared with $866,000 of product revenues and $1,521,000 of collaborative revenues during the 1998 Quarterly Period. The decrease in product revenue was the result of Ethicon notifying the company that it had sufficient inventory to support its anticipated sales for the second half of 1999. The decrease in collaborative revenue in the 1999 Quarterly Period was primarily due to the fact that the quarterly funding under the alliance with Ethicon relating to the pulmonary and neurological sealants ceased after the fourth quarter of 1998, per the original contractual terms of the agreement with Ethicon. Collaborative revenue in the 1999 Quarterly period included funding for the pass through of certain marketing and training costs to Ethicon.

Cost of product revenues for the 1999 Quarterly period of $201,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product versus cost of product revenues of $1,196,000 for the 1998 Quarterly Period. Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to fixed overhead, and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 1999 Quarterly Period.

Research and development expenses decreased to $3,410,000 for the 1999 Quarterly Period, from $3,867,000 for the 1998 Quarterly Period. This decrease was primarily due to reduced staffing levels and lower clinical trial costs in the 1999 Quarterly Period, compared with the same period in 1998. During the 1998 Quarterly Period, the Company was engaged in a European clinical trial of FocalSeal S surgical sealant for neuro surgery indications. There were no ongoing clinical trials during the 1999 Quarterly Period.

General and administrative expenses remained relatively flat at $925,000 for the 1999 Quarterly Period, compared with $968,000 for the same period in 1998.

Interest income, net of interest expense, decreased to $139,000 for the 1999 Quarterly Period, from $371,000 for the 1998 Quarterly Period, as a result of lower average cash balances available for investment.

The Company recorded a net loss of $(4,367,000) for the 1999 Quarterly Period. During the 1998 Quarterly Period, the Company recorded a net loss of $(3,274,000). The increase in net loss is primarily attributed to decreasing collaborative revenues, and decreased interest income in the 1999 Quarterly Period, when compared to the 1998 Quarterly Period. The Company expects that it will incur net operating losses through at least 2001.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine month period ended September 30, 1999 (the "1999 Nine Month Period") revenues decreased to $2,131,000 from $5.9 million for the nine month period ended September 30, 1998 (the "1998 Nine Month Period"). The decline in revenues was primarily due to the fact that the quarterly funding under the alliance with Ethicon relating to the pulmonary and neurological sealants ceased after the fourth quarter of 1998, per the original contractual terms of the agreement with Ethicon. Collaborative revenue in the 1999 Nine Month Period included funding for the development of a cardiovascular sealant and the pass through of certain marketing and training costs to Ethicon, a small amount of funding for an NIH grant, and funding from Genentech for a drug compatibility and release study. Product revenues in the 1999 Nine Month Period declined to $1,410,000 from $2,338,000 in the 1998 Nine Month Period due to the announcement by the Company in the second quarter that it had received notification from Ethicon that Ethicon's product inventory levels would be sufficient to support its anticipated sales for the second half of 1999.

Cost of product revenues for the 1999 Nine Month Period of $2,073,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product versus cost of product revenues of $2,749,000 for the 1998 Nine Month Period. Gross margins remained negative in the 1999 Nine Month Period due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to fixed overhead and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 1999 Nine Month Period.

Research and development expenses for the 1999 Nine Month Period decreased to $11,222,000 from $11,901,000 for the 1998 Nine Month Period. This decrease resulted from lower staffing levels and lower clinical trial costs in the 1999 Nine Month Period, compared with the 1998 Nine Month Period. During the 1998 Nine Month Period, the Company was engaged in a pivotal U.S. 180 patient clinical trial of FocalSeal L surgical sealant for lung surgery indications and a European trial of FocalSeal S for neuro surgery indications. The clinical trial for FocalSeal L was completed in the third quarter of 1998. There were no ongoing clinical trials during the first nine months of 1999.

General and administrative expenses for the 1999 Nine Month Period were $2,870,000 compared with $2,874,000 for the 1998 Nine Month Period.

Interest income, net of interest expense, decreased to $585,000 for the 1999 Nine Month Period, from $1,217,000 for the 1998 Nine Month Period, as a result of lower average cash balances available for investment.

The Company recorded a net loss of $(13,449,000) for the 1999 Nine Month Period. During the 1998 Nine Month Period, the Company recorded a net loss of $(10,409,000). The increase in net loss is primarily attributed to decreasing collaborative revenues and decreased interest income in the 1999 Nine Month Period offset by lower staffing levels when compared to the 1998 Nine Month Period. The Company expects that it will incur net operating losses through at least 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed operations primarily from the sale of preferred stock in private placements as well as the Company's December 1997 initial public offering. Through September 30, 1999, the Company has raised approximately $83.5 million from equity financings, net of offering costs and has received $7.7 million in equipment lease financing. In addition, the Company has received funding from Ethicon and other corporate partners totaling approximately $27.4 million through September 30, 1999. At September 30, 1999, the Company had cash, cash equivalents and marketable securities of $11.7 million. In October 1999, Focal entered into a stock purchase agreement for up to $20 million in equity financing from Genzyme.

Under the terms of the stock purchase agreement entered into with Genzyme, a commitment was received from Genzyme for up to four investments of $5 million each, subject to certain conditions. The initial $5 million investment was made on November 8, 1999 and 810,372 shares of common stock were purchased by Genzyme at $6.17 per share, representing a 25% premium to the average closing price over the preceding 10 trading days. At Focal's option, up to three additional $5 million investments will be made by Genzyme. The first of these investments will be priced at a 25% premium to the then current share price, or at the market price if the price is at or above $8 per share. The remaining two investments of $5 million each will be priced at market value and are subject to the receipt of regulatory approval of FocalSeal L surgical sealant in the United States and certain other conditions

Cash used in operations totaled $13.3 million for the Nine Months ended September 30, 1999 compared with cash used in operations of $7.8 million for the same period in 1998. The change in cash used in operations was due to the increased net losses generated in the nine months ended September 30, 1999. Cash used in operations is equal to the net income or loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through September 30, 1999 totaled $8.2 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. Capital expenditures for the nine months ended September 30, 1999 totaled $1,065,000. As of September 30, 1999, the Company did not have any material commitments for future capital expenditures. The Company has commitments from lenders in the form of lease lines totaling $1.5 million to provide for its expected capital needs during 1999, and expects to secure additional lease lines to provide for its needs in 2000 and beyond.

The Company believes that its existing capital resources, the remaining committed equity financings of $15 million from Genzyme, if received, interest income and future payments due under strategic alliances, will be sufficient to satisfy its current and projected funding requirements for at least eighteen months. The remaining commitments from Genzyme are contingent upon the satisfaction of certain conditions, including in the case of the last two commitments, the receipt of regulatory approval for FocalSeal-L surgical sealant in the United States. Under the Company's surgical sealant collaboration with Ethicon, Focal may receive additional funding upon achievement of specified development milestones; however, as such payments are dependent upon the achievement of such milestones, there can be no assurance as to the receipt or timing of any such payments. A milestone payment of $1.0 million is currently due to Focal based upon the receipt in November 1999 of CE mark approval of FocalSeal-S surgical sealant for neurological indications. A future milestone payment will be due upon CE mark submission of FocalSeal surgical sealant for cardiovascular indications. There are currently no commitments for additional research and development funding from Ethicon. Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $33,000 at September 30, 1999. Payments under these agreements are typically made on a quarterly or monthly basis.

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

Year 2000 Readiness Disclosure

The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the year in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.

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

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1998. The Company's IT systems are currently in the remediation, testing and certification phases. The Company expects to complete the remediation, testing and certification of all of its IT systems on or before November 30, 1999. Activities to be completed are limited to the installation of various equipment in the company's analytical chemistry area.

The Company also faces the risk that one or more of its material suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with such third party's own external relationships.

The Company has initiated a formal process designed to determine the overall Year 2000 readiness of its external relationships and has received responses from the majority of these parties by September 30, 1999. In the case of important suppliers and customers, the Company is engaged in discussions with such parties and is attempting to obtain detailed information as to such parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Focal's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that a vendor's failure to address year 2000 issues would not have an adverse effect on Focal.


Total Year 2000 project costs are currently estimated to be $300,000 to $400,000 in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts, increased use of outside resources, and certain software and hardware expenditures related to remediation. Focal is currently implementing a fully integrated enterprise resource planning system ("ERP system") and expects to complete the installation of the system during early 2000. A key requirement of this ERP system is year 2000 compliance. Also, affecting the cost estimates are expenses related to upgrading much of the Company's Analytical Chemistry equipment to full year 2000 compliance. During 1998, the Company upgraded many of the personal computers used by employees, and the Company now believes that the majority of the computers currently in use are year 2000 ready. The costs incurred in 1998 related to these upgrades and other year 2000 activities were approximately $200,000.

The Company believes that its reasonably likely worst case Year 2000 scenario would be that a material single-source supplier would, as a result of its own Year 2000 difficulties, fail to deliver to us a key component of our products. Any such failure could result in delays in our ability to produce and distribute our products to customers, which could have material adverse effect on our business, financial condition and results of operations. To date, the Company has not formulated contingency plans relating to its or a third party's Year 2000 remediation efforts. However, as discussed above, the Company is engaged in ongoing Year 2000 assessment, remediation and testing activities. These results and the responses received from external relationships will be taken into account in determining the nature and extent of any contingency plans if necessary.

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

ITEM 3.

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

The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of September 30, 1999, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

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

Item 4.   Submission of Matters to a Vote of Security Holders.    None.

Item 5.   Other Matters.    None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              The exhibits listed in the Exhibit Index are included this report.

          (b) Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date:    November 15, 1999                   FOCAL, INC.

                                                 By:  /s/ W. Bradford Smith
                                                     ---------------------------
                                                       W. Bradford Smith
                                                       Vice President and Chief
                                                       Financial Officer

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