Form 10-K
period 1999-12-31
FOCAL INC
filed 2000-03-30
CIK 911684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.
           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.
           FOR THE TRANSITION PERIOD FROM                   TO

                        Commission File Number: 0-23247
                           --------------------------

                                  FOCAL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                    94-3142791
  (State or other jurisdiction of           (I.R.S. employer identification no.)
  incorporation or organization)
                       4 MAGUIRE ROAD, LEXINGTON, MA 02421
              (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: (781) 280-7800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
                                             Preferred Share Purchase Rights
                                             (Title of class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $95,449,000 as of March 20, 2000, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 20, 2000, the Registrant had outstanding 14,235,231 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Focal, Inc. ("Focal" or the "Company") develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants based on the Company's proprietary polymer technology. The Company's family of FOCALSEAL surgical sealant products is currently being developed for use inside the body to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery. FOCALSEAL-L surgical sealant, the Company's first product, is initially being used to seal air leaks following lung surgery. The Company has entered into an exclusive marketing and distribution agreement for its lung, cardiovascular and gastrointestinal surgical sealant products in North America with the Genzyme Surgical Products division of Genzyme Corporation ("Genzyme Surgical"). In markets outside North America, Focal has entered into an exclusive marketing and distribution agreement for all of its surgical sealant products with Ethicon, Inc., a division of Johnson & Johnson ("Ethicon"). Focal has submitted a Premarket Approval ("PMA") application to the FDA for FOCALSEAL-L surgical sealant for lung applications and the General and Plastic Surgery Devices Advisory Panel of the FDA has scheduled a meeting on May 8, 2000 to review this application. The Company has received CE mark approval for FOCALSEAL-L surgical sealant for lung indications and has received CE mark approval of FOCALSEAL-S surgical sealant for neurosurgery indications in Europe. In addition, the Company has received marketing approval for FOCALSEAL-L surgical sealant in Canada.

    There are more than 4 million open and minimally invasive lung, neurological, cardiovascular and gastrointestinal surgical procedures performed each year worldwide. In many of these procedures, air or fluid leaks may arise and cannot be effectively treated with existing wound closure products such as sutures and staples. These leaks may occur in an unpredictable and unexpected manner, and the Company's products, if approved, may be effective in reducing such post-surgical leaks. Because of the unpredictable nature of these leaks, it may be difficult at the completion of surgery for the surgeon to determine whether a particular surgical site will leak. Accordingly, the Company believes that its FOCALSEAL surgical sealants may be used routinely in certain procedures. The Company has successfully completed clinical trials of FOCALSEAL-L surgical sealant for lung surgery in the United States and in Europe and has completed a clinical trial of FOCALSEAL S surgical sealant for neurosurgery in Europe. In these clinical trials, FOCALSEAL-L surgical sealant was effective in sealing air and fluid leaks following lung surgery and neurosurgery and no unanticipated adverse device effects were observed. Focal intends to develop products and conduct clinical trials for cardiovascular and gastrointestinal surgery indications, although the timing and magnitude of these efforts are dependent on the Company securing additional resources.

    Patients with persistent air or fluid leaks may require prolonged hospitalization, have more complications, higher levels of post-operative pain, and a higher risk of mortality. Sutures and staples represent the principal products comprising the over $2.8 billion worldwide wound closure market. Sutures and staples work very effectively in bringing dissected tissues back together after surgery. However, sutures and staples do not have inherent sealing capabilities, and therefore cannot consistently eliminate air and fluid leakage at the wound site.

    Focal's surgical sealants have the following features which the Company believes allow the product to effectively reduce the incidence of air and fluid leaks following surgery:

    - Adheres very well to underlying tissue;

    - Expands and contracts with tissue;

    - Withstands high levels of air and fluid pressure.

    - Conforms well to tissue surfaces;

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

    Focal believes the use of its FOCALSEAL surgical sealants could potentially shorten patient recovery times and hospital stays and reduce post-surgical complications. Focal's pivotal U.S. clinical trial of FOCALSEAL-L surgical sealant for lung surgery demonstrated a trend toward earlier patient discharge from the hospital.

    The Company has completed a 180 patient, multicenter clinical trial in the United States involving the use of FOCALSEAL-L surgical sealant in sealing air leaks following lung surgery. Focal has submitted a Premarket Approval ("PMA") application to the FDA for lung surgery indications and, pending FDA approval, expects to launch FOCALSEAL-L surgical sealant in the United States through Genzyme Surgical's sales force in 2000.

    FOCALSEAL-S surgical sealant, the Company's second surgical sealant formulation, will initially be used to seal cerebrospinal fluid ("CSF") leaks following neurosurgery. Focal has received CE Mark approval for this product. In 1998, the Company completed a 44 patient multicenter clinical trial of FOCALSEAL-S surgical sealant for this neurosurgery indication in Europe. All of the patients enrolled in this clinical trial received FOCALSEAL-S surgical sealant and 100% of these patients were sealed at the end of surgery. The Company has received IDE approval from the FDA and has initiated a clinical trial in the United States.

    The Company believes, based upon preclinical evaluation of its polymers, that its FOCALSEAL-L and FOCALSEAL-S surgical sealant formulations will also be applicable to cardiovascular surgery, gastrointestinal surgery and other surgical applications. Focal has successfully demonstrated in preclinical models that FOCALSEAL-L surgical sealant is effective in sealing blood leaks in coronary artery bypass graft ("CABG") surgery and other cardiovascular indications. Focal is currently conducting further preclinical trials.

    Focal is also developing other applications for the liquid formulations of its polymer technology, including local drug delivery systems. In local drug delivery applications, the Company believes that its polymers can deliver high concentrations of drugs at local disease sites, thereby potentially enhancing efficacy and reducing toxicity associated with systemic delivery of drugs. Focal has demonstrated in preclinical models the ability to obtain sustained release of drugs at a local disease site.

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable polymer technology. The Company's liquid formulations are comprised primarily of water, absorbable polymers such as polyethylene glycol ("PEG") and other synthetic components. These components are widely used in other medical products approved for use inside the body, including synthetic absorbable sutures. The Company designs its proprietary polymer formulations in order to control characteristics such as absorption, viscosity, crosslinking time, strength, flexibility and elasticity. This enables the Company to tailor formulations for particular surgical applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and then converted by light into solid gels inside the body. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The resulting solid gel is then absorbed and eliminated from the body over periods of time varying from weeks to months to years.

    The Company believes it has built a strong patent portfolio related to its polymerizable polymer technology. The Company has received, licensed or believes it has the option or right to license 41 issued United States patents and 29 foreign patents corresponding to certain of the issued United States patents, has five additional United States patent applications that have been allowed and has 24 patent applications pending in the United States, as well as foreign counterparts of certain of these applications.

    Focal was incorporated in Delaware in June 1991. The Company's principal executive offices are located at 4 Maguire Road, Lexington, Massachusetts 02421. Its telephone number is (781) 280-7800.

SURGICAL SEALANT MARKET

    Effective closure of internal wounds following surgical procedures is critical to the restoration of the function of injured and diseased tissue and the ultimate success of the surgical procedure. Failure to effectively seal surgical wounds can result in leakage of air in lung surgery, cerebrospinal fluid in neurosurgery, blood in cardiovascular surgery, and gastrointestinal contents in gastrointestinal surgery. Air and fluid leaks resulting from surgical procedures can lead to significant post-surgical morbidity that may result in prolonged hospitalization, higher levels of post-operative pain and complications and a higher mortality rate.

    The current annual worldwide market for wound closure products, consisting primarily of surgical sutures and staples, is estimated at over $2.8 billion. Sutures and staples facilitate healing by joining wound edges and allowing the body to heal naturally. However, because sutures and staples do not have inherent sealing capabilities, they cannot consistently eliminate air and fluid leakage at the wound site. This is particularly the case when sutures and staples are used to close tissues containing air or fluids under pressure, such as the lobes of the lung, the dural membrane surrounding the brain and spinal cord, blood vessels and the gastrointestinal tract. In addition, in minimally invasive surgical procedures, where the physician must operate through small access devices, it can be more difficult and time-consuming for the physician to place sutures and staples as compared to open surgical procedures. The Company believes that the use of surgical sealants in minimally invasive procedures could enhance the efficacy of these procedures through more effective and rapid wound closure.

    The limitations of sutures and staples in sealing certain air and fluid leaks have led to the adaptation of other technologies for wound closure. These alternatives include the use of liquid fibrin glues and nonliquid collagen patch products. Fibrin glues were originally developed as hemostatic agents to stop diffuse bleeding. They have limited effectiveness in many surgical sealant applications because they do not adhere strongly to, or move and expand with, underlying tissue, particularly moist tissue. They are also not capable of withstanding high pressure leaks. In spite of these limitations, annual international sales of fibrin glue sealants are estimated to be approximately $200 million.

    Collagen patches have similar limitations, in that they are not highly adherent, strong or elastic. In addition, both collagen patches and fibrin glues are absorbed by enzymatic reaction. Enzymatic reaction can result in variable absorption time from patient to patient, depending upon metabolic rates, and can potentially result in absorption prior to healing of the surgical site. Collagen patches and fibrin glues are derived from animal by-products, including bovine collagen and bovine and/or human plasma. These derivatives have resulted in significant safety concerns such as disease transmission. Furthermore, the wound closure industry has undergone a significant shift away from animal-derived materials to synthetic materials due to the more predictable absorption, superior performance characteristics and more favorable safety profile of synthetic sutures. Currently, the Company estimates that over 65% of suture material is synthetic, as compared to only approximately 25% in 1975.

    Due to the limitations of sutures and staples in achieving rapid, leakproof wound closure and the inadequacy of animal by-product sourced glues and patches, Focal believes that a significant market opportunity exists for its synthetic, absorbable, liquid, surgical sealants.

FOCAL'S SYNTHETIC POLYMER TECHNOLOGY

    Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic, absorbable polymer technology. The Company's polymers are designed to incorporate several beneficial characteristics, which are critical to their use as surgical sealants and in other medical applications, including adherence to tissue; strength, flexibility and elasticity; consistent absorption; and safety and biocompatibility.

    The Company's proprietary liquid formulations are primarily comprised of water, absorbable polymers such as polyethylene glycol, or PEG, and other synthetic components. Water makes up approximately 70 to 85% of Focal's formulations and PEG and other synthetic components comprise the remaining 15 to 30% of the formulation. The components of Focal's surgical sealants are widely used in other medical products approved for use inside the body, such as synthetic absorbable sutures, intravenously-administered pharmaceuticals, pain medications and eye drops. The Company designs its proprietary polymer formulations in order to control characteristics such as absorption, viscosity, setting time, strength, flexibility and elasticity. This enables the Company to tailor polymers for particular applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and are converted by light into solid gels inside the body, a process known as photopolymerization. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The design and macromer composition of the Company's polymers enable them to convert quickly to solid gels without generating heat, which is a significant clinical advantage over other IN VIVO polymerizable materials.

    The key technological hurdle which the Company overcame in the development of its synthetic, liquid surgical sealants was the crucial need to adhere strongly to moist tissue surfaces. The Company's surgical sealants adhere to tissue as a result of a proprietary two-step priming and sealing process. To use FOCALSEAL surgical sealant, the physician first applies a liquid primer which penetrates the uneven surfaces of the tissue. Once the primer is brushed on, the sealant is applied over the primer and both are exposed to a specific wavelength of visible light. The primer and sealant contain a photoinitiator which enables them to convert rapidly to a solid gel upon exposure to light. The viscosity and rapid conversion characteristics of the Company's surgical sealants enable the physician to apply the sealant where desired and avoid significant run- off of the material prior to polymerization. Surgeons can perform the entire surgical sealant application process quickly and efficiently after sufficient training.

    The key properties of the Company's synthetic liquid polymers are:

    - ADHERENCE TO TISSUE. The Company's FOCALSEALsurgical sealants adhere strongly to both moist and dry tissue, a requirement for an effective sealant. The combination of a viscous liquid formulation polymer incorporating a photoinitiator enables the Company's polymers to adhere to tissue when applied as a liquid and to polymerize rapidly when exposed to light. The Company's sealants have been shown to be four times more adherent to tissue than fibrin glues.

    - STRENGTH, FLEXIBILITY AND ELASTICITY. The composition of the Company's polymers provides a high degree of strength, flexibility and elasticity, enabling them to stretch with the tissue to which they are applied. These qualities are especially significant when the polymers are used in areas where resistance to air and fluid pressure is critical, including the lungs, the dural membrane surrounding the brain, the vascular system and the gastrointestinal tract. The Company's sealants have been shown to be 12 times more resistant to burst pressures than fibrin glues.

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

    - HYDROLYTIC ABSORPTION. The Company's synthetic polymers are designed to be predictably broken down by water, a process known as hydrolysis, and are absorbed by the body over a specified period of time depending upon their chemical composition. As a result, the Company's polymers should have a relatively consistent absorption profile from patient to patient. Collagen patches and fibrin glues are absorbed by enzymatic reaction, which can vary significantly from patient to patient depending upon an individual's metabolism.

    - TOTALLY SYNTHETIC COMPOSITION; SAFETY AND BIOCOMPATIBILITY. Focal's synthetic polymers are comprised of materials which are commonly found in other medical products approved for use in humans. The PEG backbone allows the formulations to be water-soluble and biocompatible, resulting in minimal reaction with the tissue to which the polymer is applied. In addition, the absence of animal or human derived materials eliminates safety concerns related to transmission of blood borne diseases such as HIV and hepatitis. Preclinical toxicology testing of FOCALSEAL-L and FOCALSEAL-S surgical sealants, and clinical trials of FOCALSEAL-L and FOCALSEAL-S surgical sealants, indicate that these biomaterial formulations are nontoxic.

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

PRODUCTS AND PRODUCT DEVELOPMENT PROGRAMS

    The following table summarizes the status of the Company's products and research and product development programs:

                                                                                       MARKETING RIGHTS
 PRODUCT DEVELOPMENT                                                             -----------------------------
       PROGRAM                INDICATION                    STATUS               NORTH AMERICA   INTERNATIONAL
 -------------------          ----------                    ------               -------------   -------------
Surgical Sealants
  FOCALSEAL-L           Lung Surgery            PMA submitted to the FDA, panel   Genzyme         Ethicon
                                                meeting scheduled for May 8,      Surgical
                                                2000; CE Mark approval            Products
                                                received; Approval received in
                                                Canada

  FOCALSEAL-S           Neurosurgery            CE Mark approval received in      Focal           Ethicon
                                                Europe; IDE approved by FDA in
                                                Q3 1999 and pivotal clinic
                                                trials underway

  FOCALSEAL-L           Cardiovascular          Preclinical(1)                    Genzyme         Ethicon
                        surgery                                                   Surgical
                                                                                  Products

  FOCALSEAL             Gastrointestinal        Preclinical(1)                    Genzyme         Ethicon
                        surgery                                                   Surgical
                                                                                  Products

Local Drug Delivery     Various                 Preclinical (1)                   Focal           Focal

------------------------

(1) "Preclinical" refers to formulation development and laboratory experimentation in animal models, including animal efficacy, safety and toxicology testing.

    FOCALSEAL SURGICAL SEALANT PRODUCTS.

    Focal is developing its FOCALSEAL-L and FOCALSEAL-S liquid surgical sealants for use inside the body with or without sutures and staples to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery. FOCALSEAL surgical sealant is expected to be used as an adjunct to sutures and staples in most indications. The FOCALSEAL surgical sealant system consists of a procedure kit containing primer and sealant solutions and disposable applicators, a light source used for converting Focal's product from a liquid to a solid gel, and a reusable light wand. The Company's FOCALSEAL-L surgical sealant product for lung surgery will be marketed in North America by Genzyme Surgical Products, pending FDA approval, and is being marketed outside North America by Ethicon. Genzyme Surgical also has the marketing rights to Focal's surgical sealants for cardiovascular and gastrointestinal indications. Ethicon has marketing rights to all additional surgical sealant products outside North America. Focal has retained the marketing rights to its neurosurgery sealant in North America and has retained manufacturing rights to its products worldwide.

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

    As air leaks from the lung it accumulates in the thoracic cavity, making breathing difficult as the lung cannot expand and contract normally. As a result, patients require insertion of chest drainage tubes to vent accumulated air. These chest tubes prolong pain and limit patient mobility. In addition to remaining in the hospital until the air leaks are resolved, patients with persistent air leaks must receive more intense nursing observation and care while in the hospital than patients who do not experience air leaks. This additional hospitalization and more intensive care, as well as the additional surgery required for patients whose air leaks are severely prolonged, result in substantial additional healthcare costs. Because it is often not possible to determine at the conclusion of surgery which air leaks are likely to be prolonged or sustained, the Company believes that FOCALSEAL-L surgical sealant may be used routinely in major lung surgery procedures.

    A PMA was submitted to the FDA in June 1999 for FOCALSEAL-L surgical sealant and the PMA was accepted as a filing in July 1999. The FDA has given the PMA filing expedited review status. A panel meeting at the FDA's General and Plastic Surgery Devices Advisory Panel is scheduled for May 8, 2000. Pending FDA approval, this product will be launched through Genzyme Surgical Products' sales force in the United States. A 180 patient, multicenter clinical trial was completed in late 1998 in the United States involving the use of FOCALSEAL-L surgical sealant in sealing air leaks following lung surgery. The four hospitals involved in the clinical trial were Massachusetts General Hospital, University of Pennsylvania Medical Center, The Johns Hopkins University Medical Center and Strong Memorial Hospital. Patients were randomized into the treated (received sutures and/or staples plus FOCALSEAL-L surgical sealant) or control (received suture and/or staples only) group. In the study, prior to randomization, it was determined that the vast majority of the patients had air leaks following the use of standard sutures and staples. FOCALSEAL-L surgical sealant was effective in sealing intraoperative air leaks in 92% of the patients who were randomized into the treated group. By contrast, only 29% of those patients in the untreated, or control group, were free of intraoperative air leaks. Through the date of discharge from the hospital, 39% of those patients treated with FOCALSEAL-L surgical sealant remained leak-free compared with 11% in the control group. In addition, the mean time to air leak cessation was 30.9 hours in the treated group of patients, compared with 52.3 hours in the control group. To summarize, the end points required by the FDA, comparing the treated group with the control group, were as follows:

    - % of patients leak-free intraoperatively;

    - % of patients leak-free through hospital discharge;

    - mean time to air leak cessation.

    All three of these end points were met with statistical significance and demonstrated clinical significance as well. In addition to these formal end points, a trend toward earlier removal of the chest tube and earlier hospital discharge was demonstrated. On average, chest tubes were removed 0.7 days earlier in the treated group versus the control group and patients were discharged 2.7 days earlier in the treated group versus the control group. There were no unexpected safety results noted when comparing the treated group and the control group, including at the six month follow-up period required for all patients.

    Focal and its marketing partner outside North America, Ethicon, are currently selling FOCALSEAL-L surgical sealant for lung surgeries in thirteen countries in Europe and certain other countries including Australia and New Zealand. During 1999, Focal recorded approximately $1.4 million in product revenues based on shipment of product to Ethicon. In June 1999, Ethicon announced that it had excess inventories of FOCALSEAL-L sealant and, consequently, during the second half of 1999, Focal recorded negligible product sales. However, Ethicon continues to sell product from previously purchased inventories. Focal believes that approximately 3,000 procedures were performed using FOCALSEAL-L sealant in lung surgery applications during 1999 primarily in Europe. In an effort to increase market penetration in Europe, during 2000 Focal plans to add additional marketing resources to work more closely with the Ethicon sales force in Europe and with those surgeons who have become the early adopters of this new technology. Additionally, the Company plans to use the knowledge obtained from working directly with surgeons in Europe to leverage the Company's market opportunity in the United States. See "Strategic Alliances-Ethicon-a division of Johnson & Johnson."

    FOCALSEAL-S FOR NEUROSURGERY. The Company is developing FOCALSEAL-S surgical sealant to seal the dura, a membrane that encapsulates the brain and spinal cord and contains cerebrospinal fluid ("CSF") for cushioning and support. In cranial surgeries, the neurosurgeon must open the cranium and penetrate through the dural membrane. Following surgery, the neurosurgeon must meticulously suture the dura in an attempt to achieve leakproof closure, a process that may require the use of up to hundreds of small sutures. These attempts are not always successful, resulting in potentially serious CSF leaks. Approximately 185,000 cranial surgeries are performed annually in the United States, and the Company estimates that 370,000 of such procedures are performed each year worldwide. Leakage of CSF has been reported to occur in up to 15% of these procedures. Because these leaks occur in an unpredictable manner, an effective surgical sealant may be used prophylactically in cranial surgery procedures. CSF leakage can result in infections, including meningitis, caused by the passage of infectious agents through the dural leak, as well as debilitating headaches.

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

    Focal received European CE Mark approval of FOCALSEAL-S surgical sealant in the fourth quarter of 1999 for neurosurgery and spinal surgery indications. The Company and its marketing partner outside North America, Ethicon, plan to launch this product in Europe in 2000. A 44 patient clinical trial was completed in 1998 at three hospitals in Europe, including one hospital in The Netherlands and two hospitals in Switzerland. All patients enrolled in the trial received FOCALSEAL-S surgical sealant on the dural membrane following cranial surgery. There was no control arm of the study. The two clinical end points were sealing of intraoperative CSF leaks and safety. These end points were successfully attained. Following the use of FOCALSEAL-S surgical sealant, 100% of the patients were leak-free at the end of their surgery. There were no unexpected safety issues noted during the clinical trial, including the three month follow-up period required for all patients.

    The Company received approval of its investigational device exemption, or IDE, application for FOCALSEAL-S from the FDA in the third quarter of 1999 and initiated a 340 patient multicenter clinical trial in the fourth quarter of 1999.

    CARDIOVASCULAR SURGICAL SEALANT. Focal is evaluating use of its FOCALSEAL-L surgical sealant for use in sealing vascular anastomoses (the attachment of blood vessels in surgical procedures) and arteriotomies (the surgical opening in a vein or artery) in cardiovascular surgeries. There are approximately
1.3 million cardiac and vascular procedures performed annually worldwide, including over 500,000 coronary artery bypass graft, or CABG, surgeries. These procedures include both open and minimally invasive coronary artery bypass graft surgeries and other vascular surgical procedures. In most cardiovascular surgical procedures, vascular anastomoses are performed with sutures. These anastomoses use both blood vessel grafts from the patient's own veins or arteries, which occasionally leak, and synthetic grafts, which regularly leak. In minimally invasive CABG surgeries, achievement of a leakproof vascular anastomosis can be particularly difficult and time consuming because the small access ports through which the surgeon must operate can make placement of sutures difficult. Failure to achieve a leakproof vascular graft anastomosis can result in sudden blood leaks that may potentially be life-threatening and may occur unpredictably after the surgery has been completed. These complications can add significant costs to cardiovascular procedures by increasing the level of care required and prolonging hospitalization. The Company's sealants have been shown to be effective in sealing vascular leaks in several preclinical large animal models. A preclinical study was completed by a collaborator from Massachusetts General Hospital using a coronary artery bypass graft surgery model. In this study, FOCALSEAL-L surgical sealant was effective in sealing blood leaks following a CABG procedure. Additional preclinical testing of the cardiovascular sealant product is in progress. The Company is currently formulating its plans for initiating clinical trials of its cardiovascular sealant in the United States. The Company does not expect to initiate such clinical trials until 2001 at the earliest.

    In August 1998, Focal expanded its January 1997 agreement with Ethicon with the funding of approximately $2.6 million for cardiovascular sealant development efforts. Focal has received $2.0 million of this funding to date. In
February 2000, Ethicon informed Focal that it does not intend to continue the development and commercialization of the cardiovascular sealant and will not pay the final installment of $0.6 million. Focal is currently evaluating its plans for submitting a dossier to the regulatory body in Europe to obtain CE Mark approval.

    GASTROINTESTINAL SURGICAL SEALANT. Focal is evaluating the use of its FOCALSEAL surgical sealants to prevent leakage of gastrointestinal contents following gastrointestinal surgery. Leakage can occur as a result of incomplete reattachment of the portions of the digestive tract being operated upon and may result in infections, delayed healing or fibrosis. Clinically significant gastrointestinal tract leakage is most prevalent and unpredictable in esophageal and large bowel surgeries. Approximately 1.3 million gastrointestinal surgeries are performed annually worldwide, including esophageal and large bowel surgeries. Postoperative leaks are reported to occur in up to 5 to 10% of large bowel surgeries and in up to 25% of esophageal surgeries. The Company believes that, due to the unpredictable nature of leaks in these procedures, FOCALSEAL surgical sealant may be used routinely. The Company's sealants have been shown to be effective in sealing gastrointestinal leaks in several preclinical large animal models.

    LOCAL DRUG DELIVERY

    Focal's polymers have properties that enable them to incorporate and deliver drugs over a sustained period of time at local disease sites. Local drug delivery can enable the administration of drugs in much higher concentrations than if the drugs were delivered systemically. This can potentially increase the efficacy of the drugs without a corresponding increase in side effects. Focal has explored the delivery of drugs, including cancer drugs, growth factors, proteins, antibiotics and cardiovascular drugs, with its polymers.

    The focus of current research efforts is on the local delivery of cancer drugs for the treatment of breast cancer. These projects are at an early stage of development and while the Company has demonstrated proof of principle that its drug delivery technology may work, there is substantial research and development yet to be performed before these products enter human clinical trials. There are several studies underway at university research hospitals and preliminary results from these ongoing studies are encouraging. The Company is seeking corporate partners to license or assist in the development of the local drug delivery technology or, alternatively, may consider a sale of such technology to a third party.

    OTHER RESEARCH AND DEVELOPMENT INITIATIVES

    The Company has identified several additional potential applications for its proprietary synthetic, liquid formulation polymer technology, including synthetic coatings for vascular grafts. Although the

Company has generated early stage proof of principle in certain of these indications, the Company is currently devoting minimal resources to these projects. There can be no assurance that the Company will in the future devote resources to any of these research initiatives, that any of such research initiatives will result in the identification of product formulations that demonstrate sufficient promise in animal models to enable them to become candidates to enter human clinical trials, or that any products for which the Company is able to seek and obtain regulatory approvals and introduce commercially either in the United States or internationally will result from these efforts.

    RESEARCH AND DEVELOPMENT EXPENDITURES

    During the years ended December 31, 1997, 1998 and 1999, the Company incurred expenses of $15.7, $15.6 and $14.4 million, respectively, on research and development activities, including amounts funded by the Company's strategic partners.

STRATEGIC ALLIANCES

    Focal's commercial strategy is to enter into strategic marketing alliances with leading medical products company distributors. The Company's strategic marketing relationships with Genzyme Surgical Products and with Ethicon are described below.

    GENZYME SURGICAL PRODUCTS (A DIVISION OF GENZYME CORPORATION)

    In October 1999, Focal entered into a Marketing and Distribution Agreement with Genzyme Surgical Products, a tracking stock division of Genzyme Corporation. Genzyme Surgical Products develops and markets a portfolio of devices, biomaterials and biotherapeutics for the cardiothoracic and general surgery markets. Genzyme was granted exclusive marketing and distribution rights to Focal's surgical sealant products for lung surgery, cardiovascular surgery and gastrointestinal surgery in North America. Focal retained marketing rights to its neurosurgery sealant product and manufacturing rights to all surgical sealant products in North America.

    Genzyme Surgical Products expects to have 25 sales representatives selling the FOCALSEAL-L surgical sealant product if and when approved by the FDA. In addition, Focal plans to hire eight product specialists to support the Genzyme Surgical Products sales force in the field with training and product demonstrations.

    Under the terms of the Distribution Agreement, Focal will be reimbursed for its cost of manufacturing FOCALSEAL-L sealant plus 50% of the gross margin generated from Genzyme Surgical Products' sales of the product to end users. The term of the Distribution Agreement is ten years, with two five-year renewal options which are automatic if Genzyme Surgical Products meets minimum performance standards.

    In addition to the Marketing and Distribution Agreement, in October 1999 Focal and Genzyme Surgical Products entered into a Stock Purchase Agreement, with up to $20 million in Focal common stock purchases committed by Genzyme Surgical Products over an 18 month period. An initial $5 million investment closed in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. At Focal's option, up to three additional $5.0 million investments will be made by Genzyme Surgical Products. The first additional investment of $5 million may be called by Focal in April 2000, subject to the satisfaction of specified conditions. This investment will be priced (i) at a 25% premium to a twenty day average trading price of the Company's common stock prior to closing if the trading average is less than $6.40, (ii) at $8.00 per share if the trading average is between $6.40 and $8.00 and (iii) at the twenty day trading average if such trading average exceeds $8.00 per share. The final two investments of $5 million each may be called by Focal in October 2000 and April 2001, respectively. Each such investment is contingent on, among other things, Focal receiving FDA approval of its PMA for FOCALSEAL-L surgical sealant for lung surgery indications. These final two investments will be priced based upon the twenty day trading average of the Company's common stock.

    ETHICON (A JOHNSON & JOHNSON COMPANY)

    In January 1997, the Company entered into an exclusive Distribution, License and Supply Agreement with Ethicon, Inc., a Johnson & Johnson company, for the research, development and commercialization of the Company's surgical sealant products. Ethicon received marketing rights for all surgical sealant indications in all territories outside North America, while the Company retained manufacturing rights and receives a combined royalty/transfer price on all Ethicon sales. The Ethicon Agreement outlines the basis and timetable for the development, supply, marketing, packaging and distribution of FOCALSEAL-L and FOCALSEAL-S surgical sealants for use intraoperatively as surgical sealants for lung surgery and neurosurgery indications and other indications. In
August 1998, the Ethicon Agreement was expanded with a funding agreement for development of a cardiovascular surgical sealant. However, in February 2000, Ethicon informed Focal that it does not intend to continue the development and commercialization of the cardiovascular surgical sealant.

    The Ethicon Agreement provided the Company with an initial payment of $7.0 million for research and development. During 1997 and 1998, Ethicon provided Focal with development funding of $5 million and $3 million, respectively, and paid a $2 million milestone payment upon receipt of a CE Mark for FOCALSEAL-L surgical sealant for lung surgery. An additional milestone payment of $1 million was received in the fourth quarter of 1999 upon the CE Mark approval of FOCALSEAL-S surgical sealant.

    Ethicon is responsible for obtaining regulatory clearances and approvals in Japan and countries outside of the European Union. Ethicon will pay Focal a specified percentage of net sales of surgical sealant products manufactured by Focal and shipped to Ethicon. In addition, in the event Focal is unable to achieve specified supply targets or is in non-compliance with the manufacturing standards established for the CE mark and by Ethicon, Ethicon has the right to manufacture surgical sealants for sale in all territories outside North America. Such manufacturing rights, if exercised by Ethicon, will be royalty-bearing and non-exclusive.

    Ethicon may terminate the agreement at any time after January 2000 upon twelve months' prior written notice.

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

    The Company has received, licensed or believes it has the option or right to license 41 issued United States patents and 29 foreign patents corresponding to certain of the issued United States patents, has five additional United States patent applications that have been allowed and has 24 patent applications pending in the United States, as well as foreign counterparts of certain of these applications. The issued United States patents have expiration dates ranging from 2010 to 2016. These patents and patent applications cover certain aspects of the Company's photopolymerizable polymer formulations, surgical sealant compositions and methods, and designs for delivery devices.

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

    The Company is aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device and pharmaceutical industries have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against the Company by third parties in the future challenging the Company's patent rights or claiming infringement by the Company of patents held by the third parties. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that Company inventors or licensors were the first to conceive of inventions covered by pending patent applications or that Company was the first to file patent applications for such inventions.

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

    The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention and patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

    UNITED STATES

    The Company's proposed products and its research and development activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including the products currently under development by the Company. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

    Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company recently underwent an FDA GMP inspection of its facilities in Lexington, Massachusetts in connection with its PMA application for FocalSeal L sealant for lung surgery. Also, prior to PMA approval, the FDA undertakes a bioresearch monitoring review of some of the investigational sites to assure the accuracy of the clinical data. The FDA has undertaken such a review and Focal is presently working with the FDA in connection with the bioresearch monitoring inspections of the FOCALSEAL-L surgical sealant data. The Company believes it has satisfied the FDA's bioresearch monitoring questions raised to date.

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

    The Company's FOCALSEAL surgical sealant products will be regulated as a class III medical device and will require a separate PMA approval for each indication to be marketed in the United States. There can be no assurance that the Company will receive FDA approval of its PMA application for FOCALSEAL-L surgical sealant for lung surgery in the United States, In addition, the Company may be required to obtain IDEs for additional applications of FOCALSEAL surgical sealant and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by the Company in support of future IDE applications will be deemed adequate for the purpose of obtaining IDE approval, that the Company will obtain approval to conduct clinical studies of any such future product, or that such clinical studies, if completed, will generate data adequate to support PMA approval. There can be no assurance that PMA approval can be obtained for any product in a timely fashion, or at all.

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

    INTERNATIONAL

    In order for the Company and its strategic partners to market the Company's products in Europe and other foreign countries, the Company and/or its partners must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products may be longer or shorter than that required in the United States. In order to market FOCALSEAL surgical sealants and other products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In December 1997, the Company received a CE mark for its FOCALSEAL-L surgical sealant for lung surgery and obtained ISO 9001 status. In November 1999, the Company received a CE mark for its FOCALSEAL-S sealant for neurosurgery. In September 1999, Focal successfully completed the annual CE Mark surveillance audit. Although the audit has been successfully completed, there can be no assurance that the Company will be successful in maintaining its CE mark certification and ISO 9001 status or that additional CE Mark approvals will be received for other clinical indications.

SALES AND MARKETING

    Focal intends to market and sell its surgical sealants in North America through Genzyme Surgical Products and internationally through Ethicon. Genzyme Surgical has a team of 25 sales representatives who will be distributing the FOCALSEAL-L lung surgery sealant product throughout the United States and a team of six sales representatives who will be distributing the product in Canada. The sales representatives in the United States will initially be focused on the several hundred largest centers that account for a substantial portion of the lung surgery procedures performed annually.

    Ethicon has a team of specialized sales representatives to sell Focal's product in Europe and certain other countries including Australia and New Zealand. Sales to date have not been substantial. However, there has been more aggressive adoption in selected areas by certain surgeons who have historically been early adopters of new technologies. In an effort to increase market penetration, during 2000 Focal plans to add additional marketing resources to work more closely with the Ethicon sales force. Additionally, the Company plans to use the knowledge obtained from working directly with surgeons in Europe to leverage the Company's market opportunity in the United States

    The Company's sales and marketing strategy for other products that it may in the future seek to develop, may include using a combination of the Company's own direct sales force, strategic marketing partners and distributors. The sales and marketing plans for these products, if any, will be dependent on the Company's success in entering into strategic marketing relationships, its ability to leverage its own internal sales force to market additional products beyond the surgical sealant products and its ability to hire and retain additional specialized sales personnel. There can be no assurance that the Company will be able to secure any additional strategic marketing partners or international distributors on terms that are acceptable to the Company, or at all, or that the Company will be successful in building a direct sales force in the United States.

MANUFACTURING

    The Company has only limited experience in manufacturing its FOCALSEAL surgical sealants. The Company believes it has sufficient manufacturing capacity at its Lexington, Massachusetts facility to meet anticipated supply requirements for FOCALSEAL-L and FOCALSEAL-S surgical sealant in the United States and in international markets for the next several years.

    The Company performs certain steps in the FOCALSEAL surgical sealant manufacturing process internally and relies on outside contractors for others. Certain proprietary processes, including polymer synthesis, are performed by Focal. The Company uses outside contractors for nonproprietary, high volume processes including sterilization and aseptic filling. The Company also contracts with third parties for the manufacture of syringes, applicators, light sources and light wands.

    There can be no assurance that the Company will be able to attract, train and retain the required manufacturing personnel or will be able to increase its manufacturing capability in the future to meet potentially increasing demand for its surgical sealant products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company anticipates that it will need to significantly increase its current manufacturing capacity to meet commercial needs over the next several years and that it may need to establish additional manufacturing capacity to meet these anticipated needs. In addition, the Company expects that it will need to identify and qualify additional sources for materials and outsourced manufacturing processes. There can be no assurance that the Company's manufacturing scale-up efforts will be successful or that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, or at all.

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

    Complex medical devices, such as the Company's products, can experience performance that require review and possible corrective action by the manufacturer. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE

    The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical sealant area, the Company will compete with existing methodologies for sealing air and fluid leaks resulting from surgery, including some traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, and United States Surgical Corporation (Tyco). Other products currently being marketed include fibrin glue, sold in Europe and the Pacific Rim countries by Immuno AG, Cention and Fujisawa and in the U.S. by Baxter Healthcare Corporation and others. Additional products are under development at Bristol-Myers Squibb Company and Vitex. Other potential competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmBH, Cryolife and Cohesion and others. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. The other areas in which Focal is developing products, such as local drug delivery and adhesion prevention, are intensely competitive markets and the Company will encounter competition from major medical device, pharmaceutical and biopharmaceutical companies in such markets. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales, and personnel resources than the Company.

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

EMPLOYEES

    As of December 31, 1999, the Company employed 76 persons of whom 38 were in research and, development, 9 were in manufacturing, 19 were in clinical, regulatory affairs and quality assurance, and 10 were in management, finance and administration. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

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

BIOMATERIALS/POLYMER SCIENCE
John Eaton, Ph.D.                         Baylor University College of Medicine
Joseph Vacanti, M.D.                      Boston Children's Hospital
Allan Hoffman, Ph.D.                      University of Washington

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

LUNG SURGERY
John Wain, M.D.                           Massachusetts General Hospital
Larry Kaiser, M.D.                        University of Pennsylvania Medical Center
Stephen Yang, M.D.                        Johns Hopkins Medical Center
Richard Feins, M.D.                       Strong Memorial Hospital
Cameron Wright, M.D.                      Massachusetts General Hospital
David Johnstone, M.D.                     Strong Memorial Hospital
Paolo Maccharini, M.D.                    Hanover, Germany
Albert Linder, M.D.                       Lugenklinik-Heuer, Germany

NEUROSURGERY
Andre Grotenhuis, M.D.                    University Hospital Nijmegan, The Netherlands
Prof. Nicholas de Tribolet, M.D.          Centre Hospitalier Universitaire Vaudriis,
Prof. Bernard George, M.D.                Switzerland
Rees Cosgrove, M.D.                       Hospital Lasiboisiere, France
Henry Van Loveren, M.D.                   Massachusetts General Hospital
                                          Mayfield Neurological Institute, University of
                                          Cincinnati

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

    This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, we use the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred net losses in each year since its inception, including a net loss of approximately $16.8 million during 1999. At December 31, 1999, the Company had an accumulated deficit of $76.2 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. The Company expects to incur net losses through at least 2001 and may incur net losses in subsequent periods, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FOCALSEALsurgical sealants, including receiving adequate sales and marketing support from its strategic marketing partners, Genzyme Surgical Products and Ethicon. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever record product revenues or achieve profitability. Profitability, if achieved, may not be sustained.

    UNCERTAINTIES RELATED TO EARLY STAGE OF COMMERCIALIZATION AND
DEVELOPMENT. Except for the FOCALSEAL-L and FOCALSEAL-S surgical sealants for lung surgery and neurosurgery indications, all of the Company's products are in early stages of development or research. To date the Company has received a CE Mark approval for FOCALSEAL-L surgical sealant for lung surgery, a CE mark for FOCALSEAL-S sealant for neurosurgery and approval in Canada for FOCALSEAL-L sealant for lung surgery. Focal has not received marketing approval for any products from the FDA. In addition, FOCALSEAL-L and FOCALSEAL-S surgical sealants will potentially require significant additional research and development efforts before either is suitable for any indications beyond lung surgery and neurosurgery, The development and commercialization of new bioabsorbable synthetic polymer products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that any of the Company's development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that any PMA application will be accepted or ultimately approved by the FDA, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

    EARLY STAGE OF CLINICAL TESTING AND LACK OF EXTENSIVE CLINICAL DATA. A 180 patient clinical trial of the Company's FOCALSEAL-L surgical sealant product for lung surgery has been completed in the United States, and the company has submitted its PMA to the FDA and is anticipating a panel meeting in the first half of 2000. Although the Company believes that the results of this trial are sufficient to obtain marketing approval in the U.S., there are no assurances that the FDA will not require additional clinical testing of FOCALSEAL-L surgical sealant to obtain U.S. marketing approval. Although Focal has commenced United States clinical trials of FOCALSEAL-S surgical sealant, there are no assurances that the FDA will not require the Company to pursue certain clinical endpoints. It may be more difficult for the Company to demonstrate the efficacy of FOCALSEAL-S surgical sealant in the United States trial than in the European trial, which could result in delays or adversely affect the success of the clinical trial.

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

    DEPENDENCE UPON FOCALSEAL SURGICAL SEALANTS. The Company anticipates that revenues derived from the North American launch of FOCALSEAL-L surgical sealant, pending FDA approval, will account for a substantial majority of the Company's near term product revenues. In addition, the Company's future success will depend, in significant part, on its ability to successfully complete additional clinical trials and to obtain regulatory approval and market acceptance of FOCALSEAL-L and FOCALSEAL-S surgical sealant in the United States. Although the Company has submitted a PMA application to the FDA based on the results of a 180-patient clinical trial in the United States, there can be no assurance that the FDA will approve the PMA or, if marketing approval were granted by the FDA, that the Company and its marketing partner, Genzyme Surgical Products, will successfully commercialize FOCALSEAL-L surgical sealant in the United States. Failure by the Company to gain marketing approval from the FDA for FOCALSEAL-L surgical sealant or to be able to successfully commercialize FOCALSEAL-L surgical sealant in the United States would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to pursue further development and ultimate commercialization of its surgical sealant products for cardiovascular and gastrointestinal surgery is contingent on its ability to secure additional resources for these programs.

    DEPENDENCE ON STRATEGIC MARKETING PARTNERS. The Company has established strategic marketing alliances with Genzyme Surgical and Ethicon in the field of surgical sealants. Under these agreements, the Company is dependent upon Genzyme Surgical and Ethicon for the marketing and sale of the Company's surgical sealants. In June 1999, Ethicon announced that it has excess inventory of FOCAL SEAL-L and, consequently, the Company recorded negligible product sales under its arrangement with Ethicon in the second half of 1999. To date, all of the Company's revenues have been derived from sales by Ethicon. The failure of Genzyme Surgical or Ethicon to continue to support the Company in the commercialization of its sealant products would have a material adverse affect on the Company's business, financial condition and results of operations.

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

    NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. Focal will require substantial additional funding in order to continue its research and product development programs, including for preclinical testing and clinical trials of its product candidates, for operating expenses, for the pursuit of regulatory approvals for its product candidates, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company believes that its existing capital resources, interest income and committed equity financing from Genzyme Corporation, will be sufficient to satisfy its current and projected funding requirements for at least 12 months. However, no assurance can be given that the Company's resources will be sufficient to conduct its research and development programs as planned. Moreover, the receipt of two of the three future equity payments by Genzyme is subject to the satisfaction of certain conditions, including the receipt of FDA approval of the PMA for FOCAL-L lung sealant, and there can be no assurance that such conditions will be satisfied. In June 1999 and in January 2000, the Company reduced its workforce to focus the majority of its capital resources and efforts on the commercialization of its lung sealant product and on the clinical trials of its neurosurgery sealant product, and certain other development efforts were put on hold due to resource constraints.

    The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities, and interest income earned thereon, together with funding, if any, that may be received under the Company's Stock Purchase Agreement with Genzyme Corporation, will be adequate to satisfy its capital and operating requirements.

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

    POTENTIAL PRODUCT LIABILITY OR PRODUCT RECALL EXPOSURE; LIMITED INSURANCE COVERAGE. The use of any of the Company's potential products in clinical trials, and the sale of any approved products, may expose the Company to liability claims resulting from the use of its products or to product recalls. Product liability claims might be made directly by consumers, health care providers or by distributors or others selling such products. Focal has obtained product liability insurance coverage, subject to certain policy limits, for its clinical trials. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company or a product recall could have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

    Focal currently occupies approximately 54,000 square feet of manufacturing, laboratory and administrative space in Lexington, Massachusetts under a lease which expires in September 2004. Focal has an option to extend this lease for several additional five year periods. The Company believes that this facility is sufficient to meet the Company's requirements through at least 2001.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    (A) MARKET PRICE OF AND DIVIDENDS OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FOCL." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market for the last two fiscal years.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................   $14.00     $ 5.75
Second Quarter..............................................   $ 9.00     $ 6.69
Third Quarter...............................................   $ 7.63     $ 3.13
Fourth Quarter..............................................   $ 5.81     $ 3.38

FISCAL YEAR ENDED DECEMBER 31, 1998
First Quarter...............................................   $19.00     $10.63
Second Quarter..............................................   $20.50     $ 8.75
Third Quarter...............................................   $12.50     $ 5.50
Fourth Quarter..............................................   $10.50     $ 6.50

    On March 20, 2000, the closing price per share of the Company's Common Stock was $8.125 per share, as reported by the Nasdaq National Market, and the number of common stockholders of record was 190. The Company has never paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    (B) RECENT SALES OF UNREGISTERED SECURITIES

    On November 5, 1999, Focal sold 810,372 shares of its Common Stock, $.01 par value per share, to Genzyme Corporation, for aggregate proceeds of $5.0 million. No person acted as an underwriter with respect to this transaction. Focal relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the exemption from the registration requirements of the Securities Act, since no registration of the shares to be offered was made prior to issuance and sale.

    (C) REPORT OF OFFERING OF SECURITIES AND USE OF PROCEEDS THEREFROM

    On December 11, 1997, the Company commenced and completed its initial public offering (the "IPO") of 2,500,000 shares of its Common Stock, $0.01 par value per share, at a public offering price of $10.00 per share pursuant to a registration statement on Form S-1 (file no. 333-38379) filed with the Securities and Exchange Commission. All of the shares registered were sold, including an additional 375,000 shares which were sold upon exercise of the underwriters' over-allotment option. Lehman Brothers, Piper Jaffray, Inc., and Pacific Growth Equities, Inc. were the managing underwriters of the IPO. All of the net proceeds of the IPO, less funds expended to date, were held in cash, cash equivalents and marketable securities at December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                  FOCAL, INC.
                    SELECTED CONDENSED FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                         1995       1996         1997         1998         1999
                                       -----------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Collaborative R&D revenues.........    $  968     $ 3,098      $17,489      $ 5,114      $ 1,773
  Product revenues...................                                           3,071        1,423
                                       -----------------------------------------------------------
    Total revenues...................       968       3,098       17,489        8,185        3,196
Costs and Expenses:
  Cost of product revenues...........                                           3,740        2,373
  Research & development.............     9,665      11,680       15,712       15,590       14,454
  General & administrative...........     2,098       2,175        3,058        3,815        3,919
                                       -----------------------------------------------------------
    Total costs and expenses.........    11,763      13,855       18,770       23,145       20,746
Interest income......................       443         691          968        1,765          908
Interest expense.....................      (107)        (92)        (129)        (212)        (199)
                                       -----------------------------------------------------------
NET LOSS.............................  $(10,459)   $(10,158)     $  (442)    $(13,407)    $(16,841)
                                       ===========================================================
Basic and diluted net loss per share
  (1)................................              $  (1.26)    $  (0.04)    $  (1.01)    $  (1.24)
                                                  ================================================
Shares used in computing net loss
  per share..........................             8,088,898   10,410,091   13,291,182   13,551,856
                                                  ================================================

                                                             AT DECEMBER 31,
                                       -----------------------------------------------------------
                                         1995       1996         1997         1998         1999
                                       -----------------------------------------------------------
BALANCE SHEETS.
Cash and cash equivalents and
  marketable securities..............   $ 6,948     $12,208      $33,239      $25,346      $13,463
Working Capital......................     4,401       9,003       30,867       22,188       11,325
Total assets.........................     9,306      14,089       39,606       30,461       18,751
Capital lease obligations, long term
  portion............................       462         315        1,422        1,391        1,333
Total stockholders' equity...........     5,995      10,099       32,512       23,776       13,148

------------------------

(1) Pro forma in 1996 and 1997. See note 1 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    Focal was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totalling $28.5 million through December 31, 1999, in connection with these alliances.

    Focal has incurred net losses in each year since its inception, including net losses of approximately $16.8 million during 1999. At December 31, 1999, Focal had an accumulated deficit of $76.2 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. Focal expects to incur net losses at least through 2001 and may incur net losses in subsequent periods although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FOCALSEALsurgical sealants in North America. The Company has marketing and distribution partners for the majority of its products throughout the world, including Genzyme Surgical Products, a division of Genzyme Corporation, in North America and Ethicon, a Johnson & Johnson company, in Europe and other international markets. The Company's ability to achieve and sustain profitability is dependent in large part on the ability of its marketing partners to effectively market and distribute the Company's sealant products. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability.

    Focal introduced its first commercial product, FOCALSEAL-L surgical sealant for lung surgery indications, in Europe in 1998 through its strategic marketing alliance with Ethicon. Focal anticipates the launch of FOCALSEAL-L sealant for lung surgery indications in North America through its marketing partner, Genzyme Surgical Products, in 2000, pending FDA approval. Focal anticipates that revenues derived from the sales of FOCALSEAL-L surgical sealant for lung surgery will account for all of the Company's near term product revenues.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Revenues for the year ended December 31, 1999 (the "1999 Period") were
$3.2 million compared with $8.2 million for the year ended December 31, 1998 (the "1998 Period"). Revenues in the 1999 Period included $1.4 million in product revenue and $1.8 million in collaborative research revenues. Revenues in the 1998 Period included $3.1 million in product revenues and $5.1 million in collaborative research revenues.

    Product revenues decreased to $1.4 million in the 1999 Period from $3.1 million in the 1998 Period. Shipments of FOCALSEAL-L surgical sealant were made to Ethicon during the first two quarters of 1999 for Ethicon's distribution to its customers. In June 1999, Ethicon announced that it had sufficient inventories to meet anticipated demand for the product for at least several quarters. As a result, there were virtually no additional sales of product to Ethicon in the second half of 1999. However, Ethicon continued to sell product to customers from its inventory and it is estimated that approximately 3,000 procedures were performed in Europe and other countries outside of North America using FOCALSEAL-L surgical sealant during 1999. Focal records revenues based on the specified transfer price at the time of shipment of product to its marketing and distribution partner, Ethicon.

    Higher collaborative revenues were realized in the 1998 Period than the 1999 Period in connection with Focal's strategic alliance with Ethicon, including $3.0 million in revenues from Ethicon for the development of its lung surgery and neurosurgery sealant products and $1.5 million for the development of its cardiovascular sealant product. In addition, in the 1998 Period $0.5 million in collaborative research revenues were realized from other sources, including a grant from the National Institutes of Health. In the 1999 Period, collaborative revenues included a milestone payment of $1.0 million from Ethicon in connection with the receipt of CE mark approval of FOCALSEAL-S sealant and $0.8 million in research funding of a cardiovascular sealant product.

    Cost of product revenues for the 1999 Period totalled $2.4 million compared with $3.7 million for the 1998 Period. These costs were recorded in connection with the commercial sales of FOCALSEAL-L surgical sealant product through Ethicon in Europe and other international markets. Gross margins were negative in both periods due to the lack of economies of scale and the fixed overhead costs being spread over the limited sales volumes.

    Research, development, clinical and regulatory expenses were $14.5 million for the 1999 Period, compared with $15.6 million for the 1998 Period. The number of staff in research and development was reduced in June 1999 in connection with the completion of substantially all of the development work on FOCALSEAL-L sealant and FOCALSEAL-S sealant. Clinical and regulatory expenses decreased in the 1999 Period due to the completion in late 1998 of the U.S. clinical trial of FOCALSEAL-L surgical sealant. The Company expects research, development, clinical and regulatory expenses to decrease annually for the next several years as the Company shifts away from research and development activities for its lead products and toward commercialization of these products.

    General and administrative expenses increased to $3.9 million for the 1999 Period from $3.8 million for the 1998 Period. General and administrative expenses during both years consisted primarily of personnel costs, travel, public and investor relations, legal, insurance and general overhead expenses.

    Interest income decreased to $0.9 million in the 1999 Period from $1.8 million in the 1998 Period, as a result of lower average cash balances available for investment, as the Company incurs net losses and draws down on the proceeds from its initial public offering.

    The Company recorded a net loss of $16.8 million for the 1999 Period, compared with a net loss of $13.4 million for the 1998 Period. The increased net loss was primarily the result of a decline in collaborative research revenues and lower product revenues in 1999 as compared with 1998. The Company anticipates that it will incur net operating losses at least through 2001.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues for the 1998 Period were $8.2 million compared with $17.5 million for the year ended December 31, 1997 (the "1997 Period"). Revenues in the 1998 Period included $3.1 million in product revenues and $5.1 million in collaborative research revenues. Revenues in the 1997 Period of $17.5 million consisted exclusively of collaborative research revenues.

    Higher collaborative revenues were realized in the 1997 Period than the 1998 Period in connection with Focal's strategic alliance with Ethicon, including a one-time, non-refundable payment of $7.0 million, as well as funding of $5.0 million for research and development activities and a milestone payment of $2.0 million for obtaining a CE mark for FOCALSEAL-L sealant for lung surgery. In addition, during the 1997 Period, Focal recorded $3.4 million in revenues from its local drug delivery partnership with Novartis. This alliance was terminated in early 1998.

    During the 1998 Period, Focal recorded $3.0 million in collaborative research revenues from Ethicon for the development of its lung surgery and neurosurgery sealant products and $1.5 million for the development of its cardiovascular sealant product. In addition, $0.6 million in collaborative research revenues were realized from other sources, including a grant from the National Institutes of Health.

    Product revenues of $3.1 million realized in the 1998 Period represented Focal's shipments of AdvaSeal surgical sealant products to Ethicon for its distribution in Europe and other markets outside North America. The Company realized no product revenues in the 1997 Period.

    Cost of product revenues for the 1998 Period totalled $3.7 million. These costs were recorded in connection with commercial sales of FOCALSEAL-L surgical sealant product. Gross margins in the 1998 Period were negative due to the startup phase of Focal's manufacturing operations and the resulting lack of economies of scale and certain fixed overhead costs being amortized over the limited volume experienced in the year of launch. Additionally, costs of approximately $150,000 were incurred relating to a voluntary product recall announced in August 1998.

    Research and development expenses were $15.6 million for the 1998 Period, compared with $15.7 million for the 1997 Period. The number of staff in the research and development group were at approximately the same levels in 1997 and 1998. Clinical and regulatory expenses increased in the 1998 Period with clinical trials ongoing in both Europe and the United States. Manufacturing scale-up costs decreased in the 1998 Period from the 1997 Period. During the 1997 Period, manufacturing scale-up costs were charged to research and development, since the lung sealant product CE Mark approval had not yet been received. During the 1998 Period, the majority of manufacturing scale-up costs were capitalized and charged to cost of goods sold upon product shipment.

    General and administrative expenses increased to $3.8 million for the 1998 Period from $3.1 million for the 1997 Period. General and administrative expenses during these years consisted primarily of personnel costs, which increased in the 1998 Period due to the hiring of additional administrative and finance personnel. In addition, in the 1998 Period, certain general and administrative expenses, including public and investor relations, insurance and legal expenses, increased as a result of Focal's transition to a publicly traded company.

    Interest income increased to $1.8 million for the 1998 Period, from $1.0 million for the 1997 Period, as a result of higher average cash balances, including the proceeds from the initial public offering.

    The Company recorded a net loss of approximately $13.4 million for the 1998 Period, compared with a net loss of $0.4 million for the 1997 Period. This increase in net loss was primarily due to the receipt of a one-time payment of $7.0 million in the 1997 Period and higher collaborative research and development funding in the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily from the sale of preferred stock in private placements as well as the Company's 1997 initial public offering. In October 1999, Focal received a $5.0 million equity investment from Genzyme Surgical Products, in connection with the agreement described below. Through December 31, 1999, the Company has raised approximately $88.5 million from equity financings and has received $7.0 million in equipment lease financing. In addition, the Company has received collaborative funding, exclusive of equity investments, from Ethicon and other corporate partners totaling approximately $28.5 million through December 31, 1999.

    Cash used in operations totalled $16.6 million for the year ended
December 31, 1999, as compared to the use of $11.1 million for the same period in 1998. The increase in cash used in operations was due to higher net losses incurred in 1999, compared to 1998, as well as higher investments in working capital. Cash used in operations is equal to the net loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

    Capital expenditures from inception through December 31, 1999 totalled
$8.7 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of December 31, 1999, the Company did not have any material commitments for future capital expenditures. The Company has commitments from lenders in the form of lease lines totalling approximately $750,000 to provide for its expected capital needs during 2000.

    In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme Surgical Products, Focal and Genzyme Surgical Products entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Surgical over an eighteen month period. The first $5.0 million purchase was made by Genzyme Surgical in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. At Focal's option, up to three additional $5.0 million investments will be made by Genzyme Surgical Products. The first additional investment of $5.0 million may be called by Focal in April 2000, subject to the satisfaction of specified conditions. This investment will be priced (i) at a 25% premium to a twenty day average trading price of the Company's common stock prior to closing if the trading average is less than $6.40, (ii) at $8.00 per share if the trading average is between $6.40 and $8.00 and (iii) at the twenty day trading average if such trading average exceeds $8.00 per share. The final two investments of $5.0 million each may be called by Focal in October 2000 and April 2001, respectively. Each such investment is contingent on, among other things, the Company receiving FDA approval of its PMA for FOCALSEAL-L surgical sealant for lung surgery indications. These final two investments will be priced based upon the twenty day trading average of the Company's common stock.

    The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least
15 months. The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including the sale of up to an additional
$15.0 million of the Company's common stock to Genzyme Corporation, subject to the satisfaction of specified closing conditions. In addition, the Company has obtained equipment lease financing and other forms of debt financing and may continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

    Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totalled approximately $134,000 at December 31, 1999. Payments under these agreements are typically made on a quarterly or monthly basis. There can be no assurance that the Company's capital resources will be sufficient to enable the Company to conduct its research and development programs as planned. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities and arrangements, the success of the sales and distribution efforts of its marketing partners, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable will be adequate to satisfy its capital and operating requirements.

YEAR 2000 DISCLOSURE

    Year 2000 issues, created by information systems that are unable to accurately interpret dates after December 31, 1999, created potential risks for the Company, including potential problems with the Company's products as well as in the information technology ("IT") and non-IT systems that the Company uses in its business operations. The Company was also exposed to risks from third parties with whom the Compant interacts who fail to adequately address their own year 2000 issues.

    The Company's plans to address these year 2000 issues with its IT systems consisted of four phases: (1) inventory-identifying all IT systems;
(2) assessing--identifying IT systems that use date functions and assessing them for year 2000 functionality; (3) remediation--reprogramming or replacing where necessary inventoried items to ensure that they are year 2000 ready; and
(4) testing and certification--testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

    The Company completed substantially all planned phases of its year 2000 program without significant incident. The Company had also identified its most important customers, suppliers and business partners to assess any year 2000 issues which they might pose to the Company. To date, the Company has not experienced any significant problems with its most important customers, suppliers and business partners. The Company used both internal and external resources to reprogram or replace and test software for year 2000 issues. As of December 31, 1999, the Company spent approximately $340,000 on its year 2000 project and the development of new systems and system modifications.

    Focal developed contingency plans late in 1999 to address any potential year 2000 issues. These contingency plans included the use of manual or alternative processes. Focal has not had to use these contingency plans to date.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which was amended by Financial Accounting Standards Board Statement No. 137, which deferred the adoption of FAS 133 until fiscal years beginning after June 15, 2000. Focal does not expect the implementation of this statement to have a significant impact on its results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements, which provides interpretative guidance on various matters concerning revenue recognition. SAB 101 had no impact on the 1999 results of operations, however the Company is still evaluating the potential future effects of applying SAB 101, particularly regarding future licensing and distribution upfront payments, if any.

IMPACT OF INFLATION AND CHANGING PRICES

    The Company does not expect inflation, which has been low in recent years, to have any significant impact on its business for the foreseeable future.

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

    The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of December 31, 1999, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
  and Stockholders
Focal, Inc.

    We have audited the accompanying balance sheets of Focal, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focal, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2000, except for
Note 11 as to which the
date is February 25, 2000

                                  FOCAL, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,516,936   $ 8,746,897
  Marketable securities.....................................   16,829,291     4,715,842
  Accrued interest receivable...............................      359,911        76,770
  Accounts receivable.......................................      587,380        52,579
  Inventories, net..........................................      937,017     1,573,934
  Prepaid expenses and other assets.........................      252,086       428,112
                                                              -----------   -----------
Total current assets........................................   27,482,621    15,594,134

Notes receivable from related parties.......................      282,442       271,753

Property and equipment......................................    7,568,435     8,241,953
Less accumulated depreciation and amortization..............    4,886,037     5,370,919
                                                              -----------   -----------
Net property and equipment..................................    2,682,398     2,871,034

Other assets................................................       13,368        14,025
                                                              -----------   -----------
Total assets................................................  $30,460,829   $18,750,946
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,105,585   $   729,534
  Accrued liabilities.......................................    2,752,359     2,613,875
  Deferred revenue..........................................      550,000            --
  Current portion of capital lease obligations..............      886,517       926,041
                                                              -----------   -----------
Total current liabilities...................................    5,294,461     4,269,450

Capital lease obligations...................................    1,390,821     1,333,090

Commitments and contingent liabilities

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued and outstanding.................           --            --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 13,367,767 and 14,234,208 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................      133,678       142,342
  Additional paid-in capital................................   84,884,786    90,178,169
  Accumulated deficit.......................................  (59,327,360)  (76,168,598)
  Notes receivable from related parties.....................   (1,443,133)     (828,131)
  Deferred compensation.....................................     (464,206)     (183,713)
  Accumulated other comprehensive income....................       (8,218)        8,337
                                                              -----------   -----------
Total stockholders' equity..................................   23,775,547    13,148,406
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $30,460,829   $18,750,946
                                                              ===========   ===========

                            See accompanying notes.

                                  FOCAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
REVENUES:
Collaborative research revenues......................  $17,489,264   $  5,113,953   $  1,772,617
Product revenues.....................................  $        --   $  3,071,490   $  1,422,919
                                                       -----------------------------------------
Total revenues.......................................  $17,489,264   $  8,185,443   $  3,195,536

Costs and expenses:
  Cost of product revenues...........................           --      3,739,807      2,373,383
  Research and development...........................   15,711,504     15,590,647     14,453,371
  General and administrative.........................    3,058,424      3,815,432      3,918,917
                                                       -----------------------------------------
Total costs and expenses.............................   18,769,928     23,145,886     20,745,671
                                                       -----------------------------------------
Other income (expense):
  Interest income....................................      968,141      1,765,420        908,460
  Interest expense...................................     (129,022)      (212,323)      (199,563)
                                                       -----------------------------------------
                                                           839,119      1,553,097        708,897
                                                       =========================================
Net loss.............................................  $  (441,545)  $(13,407,346)  $(16,841,238)
                                                       =========================================
Basic and diluted net loss per share.................  $     (0.04)  $      (1.01)  $      (1.24)
                                                       =========================================
Shares used in computing basic and diluted net loss
  per share..........................................   10,410,091     13,291,182     13,551,856
                                                       =========================================

                            See accompanying notes.

                                  FOCAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       NOTES
                                           CONVERTIBLE                                                              RECEIVABLE
                                         PREFERRED STOCK           COMMON STOCK        ADDITIONAL                      FROM
                                     -----------------------   ---------------------     PAID-IN     ACCUMULATED      RELATED
                                       SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT        PARTIES
                                     -----------   ---------   ----------   --------   -----------   ------------   -----------
Balances at December 31, 1996......   24,345,247   $ 243,452      723,344   $  7,233   $56,303,958   $(45,478,469)  $        --
Exercise of stock options for notes
  receivable.......................                             1,494,775     14,948     1,673,109                   (1,688,057)
Net proceeds from initial public
  offering (IPO)...................                             2,500,000     25,000    22,471,550
Conversion of preferred stock upon
  IPO..............................  (24,345,247)   (243,452)   8,117,803     81,178       162,274
Exercise of stock options and
  warrants.........................           --          --       32,648        327        13,849             --            --
Deferred compensation..............           --          --           --         --       153,040             --            --
Amortization of deferred
  compensation.....................
Comprehensive income:
  Unrealized gain on marketable
    securities.....................           --          --           --         --            --             --            --
  Net loss.........................           --          --           --         --            --       (441,545)           --
Total comprehensive income.........           --          --           --         --            --             --            --
                                     -----------   ---------   ----------   --------   -----------   ------------   -----------
Balances at December 31, 1997......           --          --   12,868,570    128,686    80,777,780    (45,920,014)   (1,688,057)
Net proceeds from exercise of
  over-allotment option............                               375,000      3,750     3,545,750
Exercise of stock options..........           --          --       92,578        926       118,539             --            --
Shares repurchased and retired.....                               (24,884)      (249)      (29,675)                      29,923
Principal payments on notes
  receivable.......................                                                                                     215,001
Shares issued under employee stock
  purchase plan....................                                56,503        565       472,392
Amortization of deferred
  compensation.....................
Comprehensive income:
  Unrealized gain on marketable
    securities.....................           --          --           --         --            --             --            --
  Net loss.........................           --          --           --         --            --    (13,407,346)           --
  Total comprehensive income.......           --          --           --         --            --             --            --
                                     -----------   ---------   ----------   --------   -----------   ------------   -----------
Balances at December 31, 1998......           --          --   13,367,767    133,678    84,884,786    (59,327,360)   (1,443,133)
                                     -----------   ---------   ----------   --------   -----------   ------------   -----------
Exercise of stock options and
  warrants.........................           --          --       68,586        685       188,828             --            --
Shares repurchased and retired.....           --          --      (54,515)      (545)      (65,009)                      65,554
Shares issued under Employee Stock
  Purchase Plan....................           --          --       41,998        420       198,748
Net proceeds from the issuance of
  common stock.....................           --          --      810,372      8,104     4,934,566             --            --
Principal payments on notes
  receivable.......................                                                                                     549,448
Deferred compensation..............           --          --           --         --        36,250             --            --
Amortization of deferred
  compensation.....................           --          --           --         --            --             --            --
Comprehensive income:
  Unrealized gain on marketable
    securities.....................           --          --           --         --            --             --            --
  Net loss.........................           --          --           --         --            --    (16,841,238)           --
  Total comprehensive income.......           --          --           --         --            --             --            --
                                     -----------   ---------   ----------   --------   -----------   ------------   -----------
Balances at December 31, 1999......           --   $      --   14,234,208   $142,342   $90,178,169   $(76,168,598)  $  (828,131)
                                     ===========   =========   ==========   ========   ===========   ============   ===========


                                                    ACCUMULATED
                                                       OTHER          TOTAL
                                       DEFERRED        COMP.      STOCKHOLDERS'
                                     COMPENSATION     INCOME         EQUITY
                                     ------------   -----------   -------------
Balances at December 31, 1996......   $(934,104)     $(43,043)     $10,099,027
Exercise of stock options for notes
  receivable.......................                                         --
Net proceeds from initial public
  offering (IPO)...................                                 22,496,550
Conversion of preferred stock upon
  IPO..............................                                         --
Exercise of stock options and
  warrants.........................          --            --           14,176
Deferred compensation..............    (153,040)           --               --
Amortization of deferred
  compensation.....................     318,279                        318,279
Comprehensive income:
  Unrealized gain on marketable
    securities.....................          --        25,685           25,685
  Net loss.........................          --            --         (441,545)
                                                                   -----------
Total comprehensive income.........          --            --         (415,860)
                                      ---------      --------      -----------
Balances at December 31, 1997......    (768,865)      (17,358)      32,512,172
Net proceeds from exercise of
  over-allotment option............                                  3,549,500
Exercise of stock options..........          --            --          119,464
Shares repurchased and retired.....                                         --
Principal payments on notes
  receivable.......................                                    215,001
Shares issued under employee stock
  purchase plan....................                                    472,957
Amortization of deferred
  compensation.....................     304,659                        304,659
Comprehensive income:
  Unrealized gain on marketable
    securities.....................          --         9,140            9,140
  Net loss.........................          --            --      (13,407,346)
                                                                   -----------
  Total comprehensive income.......          --            --      (13,398,206)
                                      ---------      --------      -----------
Balances at December 31, 1998......    (464,206)       (8,218)      23,775,547
                                      ---------      --------      -----------
Exercise of stock options and
  warrants.........................          --            --          189,513
Shares repurchased and retired.....                                         --
Shares issued under Employee Stock
  Purchase Plan....................                                    199,168
Net proceeds from the issuance of
  common stock.....................          --            --        4,942,670
Principal payments on notes
  receivable.......................                                    549,448
Deferred compensation..............     (36,250)           --               --
Amortization of deferred
  compensation.....................     316,743            --          316,743
Comprehensive income:
  Unrealized gain on marketable
    securities.....................          --        16,555           16,555
  Net loss.........................          --            --      (16,841,238)
                                                                   -----------
  Total comprehensive income.......          --            --      (16,824,683)
                                      ---------      --------      -----------
Balances at December 31, 1999......   $(183,713)     $  8,337      $13,148,406
                                      =========      ========      ===========

                            See accompanying notes.

                                  FOCAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $  (441,545)  $(13,407,346)  $(16,841,238)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization...........................    1,128,923      1,158,452        954,490
    Amortization of deferred compensation...................      318,279        304,659        316,743
    Interest accrued on notes receivable....................     (112,238)      (103,280)       (64,111)
    Loss on sale of equipment, furniture and fixtures.......           --             --            828
    Changes of operating assets and liabilities:
      Accrued interest receivable...........................      (42,790)      (158,686)       283,141
      Contract revenues receivable..........................   (2,046,641)     2,046,641             --
      Accounts receivable...................................           --       (587,380)       534,801
      Inventories...........................................     (566,989)      (370,028)      (636,917)
      Prepaid expenses and other assets.....................     (173,837)       233,632       (176,026)
      Accounts payable......................................    1,075,501       (471,520)      (376,051)
      Accrued liabilities...................................      589,712        297,657       (138,484)
      Deferred revenue......................................       94,667       (200,000)      (550,000)
      Other assets..........................................         (647)          (672)          (657)
      Notes receivable......................................       33,908        164,318         74,800
                                                              -----------   ------------   ------------
Net cash used in operating activities.......................     (143,697)   (11,093,553)   (16,618,681)

INVESTING ACTIVITIES
Purchase of marketable securities...........................   (9,589,782)   (27,762,163)    (7,774,937)
Sale and maturity of marketable securities..................    9,929,811     17,370,386     19,904,941
Purchase of property and equipment..........................   (2,326,008)    (1,130,337)    (1,143,954)
                                                              -----------   ------------   ------------
Net cash provided by (used in) investing activities.........   (1,985,979)   (11,522,114)    10,986,050

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net.................   22,510,726      3,549,500      4,942,670
Proceeds from lease financing...............................    2,029,382      1,077,336      1,066,426
Principal payments on capital lease obligations.............   (1,065,126)    (1,112,432)    (1,084,633)
Principal payments on notes receivable......................           --        215,001        549,449
Proceeds from the issuance of common stock under the
  employee stock purchase plan..............................           --        472,957        199,168
Proceeds from exercise of stock options.....................           --        119,464        189,512
                                                              -----------   ------------   ------------
Net cash provided by financing activities...................   23,474,982      4,321,826      5,862,592
                                                              -----------------------------------------
Net increase (decrease) in cash and cash equivalents........   21,345,306    (18,293,841)       229,961
Cash and cash equivalents at beginning of the year..........    5,465,471     26,810,777      8,516,936
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of the year................  $26,810,777   $  8,516,936   $  8,746,897
                                                              ===========   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Property acquired under capital lease obligations.......  $   379,639   $         --   $         --
                                                              ===========   ============   ============
    Interest paid...........................................  $   129,022   $    212,323   $    199,563
                                                              ===========   ============   ============

                            See accompanying notes.

                                  FOCAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Focal, Inc. (the Company) develops, manufactures and commercializes synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. The Company's family of FOCALSEAL surgical sealant products is currently being developed for use inside the body to seal air and fluid leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

REVERSE STOCK SPLIT

    On October 16, 1997, the Board of Directors approved a 1 for 3.25 reverse stock split of common shares, effected in the form of a reverse stock dividend which became effective on December 11, 1997. All common share and per common share amounts included in the accompanying financial statements and notes thereto have been restated to give effect to a 1 for 3.25 reverse stock split.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include funds held in investments with original maturities of three months or less. Marketable securities consist of investments in agencies of the U.S. government, investment grade corporate notes and other investments with original maturities of greater than three months.

    The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK

    The Company invests its cash equivalents and marketable securities with institutions that have strong credit ratings. The Company has developed guidelines relative to investment risk and liquidity.

    All product revenues, substantially all collaborative research revenues and all accounts receivable are derived from one customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                  FOCAL, INC.

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 3-5 years. Property and equipment under capital leases are amortized using the straight-line method over the lease term, typically 4 years.

REVENUE RECOGNITION

    Revenues from collaborative research agreements are recognized as earned upon the incurrence of reimbursable expenses or the achievement of certain milestones. Payments received in advance of research performed are designated as deferred revenue. Reimbursable expenses incurred or milestones achieved but not yet reimbursed are designated as contract revenues receivable.

    Product revenues are recognized upon shipment to the customer (see Note 8).

RESEARCH AND DEVELOPMENT COSTS AND PATENT COSTS

    All research and development costs, including the cost of acquiring patents and licensing fees paid in connection with university technology licensing agreements, are expensed as incurred.

STOCK BASED COMPENSATION

    The Company accounts for its stock based compensation arrangements under the provisions of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." "ACCOUNTING FOR STOCK-BASED COMPENSATION." The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation (FAS 123).

INCOME TAXES

    The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares to be issued upon exercise of stock options are anti-dilutive for all periods presented. Pro forma net loss per share for 1997 is computed using the weighted average number of outstanding common shares and convertible preferred shares, assuming conversion at date of issuance. Historical earnings per share for 1997 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering in 1997.

                                  FOCAL, INC.

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which was amended by Financial Accounting Standards Board Statement No. 137, which deferred the adoption of FAS 133 until fiscal years beginning after June 15, 2000. Focal does not expect the implementation of this statement to have a significant impact on its results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements, which provides interpretative guidance on various matters concerning revenue recognition. SAB 101 had no impact on the 1999 results of operations, however, the Company is still evaluating the potential future effects of applying SAB 101, particularly regarding future licensing and distribution upfront payments, if any.

2. MARKETABLE SECURITIES

    Available-for-sale marketable securities consisted of the following:

                                                                  DECEMBER 31, 1998
                                                 ---------------------------------------------------
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED    ESTIMATED
                                                    COST         GAINS        LOSSES     FAIR VALUE
                                                 -----------   ----------   ----------   -----------
U.S. government securities due within one
  year.........................................  $ 1,000,000     $  490      $      0    $ 1,000,490
Corporate notes due within one year............   15,837,508      5,384       (14,091)    15,828,801
                                                 -----------     ------      --------    -----------
Total debt securities included in marketable
  securities...................................  $16,837,508     $5,874      $(14,091)   $16,829,291

                                                                   DECEMBER 31, 1999
                                                   -------------------------------------------------
                                                                  GROSS        GROSS
                                                                UNREALIZED   UNREALIZED   ESTIMATED
                                                      COST        GAINS        LOSSES     FAIR VALUE
                                                   ----------   ----------   ----------   ----------
Corporate notes due within one year..............  $4,707,503     $8,339        $ --      $4,715,842
                                                   ----------     ------        ----      ----------
Total debt securities included in marketable
  securities.....................................  $4,707,503     $8,339        $ --      $4,715,842
                                                   ==========     ======        ====      ==========

    Amortized cost basis was used in computing the cost of marketable securities sold.

3. INVENTORIES

    Inventories consist of the following at December 31:

                                                          1998        1999
                                                        --------   ----------
Purchased parts and subassemblies.....................  $219,298   $  146,906
Work in process.......................................   672,928    1,265,623
Finished goods........................................    44,791      161,405
                                                        --------   ----------
                                                        $937,017   $1,573,934
                                                        ========   ==========

                                  FOCAL, INC.

                               DECEMBER 31, 1999

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                                          1998         1999
                                                       ----------   ----------
Leasehold improvements...............................  $1,118,916   $1,187,801
Laboratory equipment.................................   4,678,566    5,530,008
Office equipment, computers and software.............   1,157,125      897,351
Furniture and fixtures...............................     613,828      626,793
                                                       ----------   ----------
                                                       $7,568,435   $8,241,953
Less accumulated depreciation and amortization.......  (4,886,037)  (5,370,919)
                                                       ----------   ----------
                                                       $2,682,398   $2,871,034
                                                       ==========   ==========

5. ACCRUED LIABILITIES

ACCRUED LIABILITIES CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                          1998         1999
                                                       ----------   ----------
Accrued university research funding and outside
  scientific services................................  $1,022,264   $  687,167
Accrued payroll and related expenses.................     669,140      620,145
Accrued professional fees............................     217,900      250,492
Accrued other........................................     843,055    1,056,071
                                                       ----------   ----------
                                                       $2,752,359   $2,613,875
                                                       ==========   ==========

6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption priveleges and liquidation preferences, as shall be determined by the Board of Directors.

    In 1997, the Board of Directors of the Company adopted a Preferred Shares Rights Agreement (the "Rights Plan") designed to protect shareholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value. In connection with the Rights Plan, the Board of Directors will designate a certain number of shares of the Company's preferred stock as Series A Participating Preferred Stock. Under the Rights Plan, a right to purchase one one-thousandth of one share of the Series A Preferred Stock (the "Rights") will be distributed as a dividend for each share of common stock. The terms of the Rights Plan provide that the Rights will become exercisable upon the earlier of the tenth day after any person or group acquires 15% or more of the Company's outstanding common stock or the tenth business day after any person or group commences a tender or exchange offer which would, if completed, result in the offer or owning 15% or more of the Company's outstanding common stock. The Rights may generally be redeemed by action of the Board of Directors at $.001 per Right at any time prior

                                  FOCAL, INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
to the tenth day following the public announcement that any person or group has acquired 15% or more of the outstanding common stock of the Company. The Rights expire on January 28, 2007. The Rights have certain anti-takeover effects in that they would cause substantial dilution to the party attempting to acquire the Company. In October 1999, the Board of Directors approved an amendment to the Rights Plan which provides that certain purchases of voting stock by Genzyme Corporation will not trigger the exercisability of the Rights under the Rights Plan.

    In certain circumstances, the Rights allow the Company's stockholders to purchase the number of shares of the Company's common stock having a market value at the time of the transaction equal to twice the exercise price of the Rights, or in certain circumstances, the stockholders would be able to acquire that number of shares of the acquirer's common stock having a market value, at the time of the transaction, equal to twice the exercise price of the Rights. The Company will continue to issue Rights with future issuances of common stock.

WARRANTS

    Prior to the initial public offering, the Company granted warrants to secure lease financing, to raise capital, to obtain letters of credit and as a form of compensation to various consultants. At December 31, 1999, the Company has common stock warrants outstanding covering 43,782 shares at exercise prices ranging from $5.66 to $12.03 per share expiring at various dates through February 2006.

STOCK OPTIONS

    The 1992 Incentive Stock Plan ("the 1992 Plan") authorizes the grant of incentive stock options and nonqualified stock options to employees and nonqualified stock options to consultants. A total of 2,600,000 shares have been reserved for issuance under the 1992 Plan. The exercise price of incentive stock options granted under the 1992 Plan may not be less than 100% of the fair market value of the common stock as of the grant date, as determined by the Board of Directors. The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the common stock as of the grant date. Options issued under the 1992 Plan generally have a four year vesting period, unless otherwise determined by the Board of Directors. The term of stock options granted under the 1992 Plan may not exceed ten years. Subject to the approval of the Board of Directors, the Plan allows option holders the right to immediately exercise outstanding options (both vested and unvested), with the subsequent share issuances being subject to a repurchase option by the Company under certain conditions according to the original vesting schedule and exercise price.

    In May 1999, the Company adopted the 1999 Stock Incentive Plan ("the 1999 Plan"). A total of 875,000 shares have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive and nonqualified stock options to officers, directors, consultants and advisors of the Company. The Board establishes the exercise price at the time an option is granted and specifies such price in the applicable option agreement. Options issued under the 1999 Plan generally have a four year vesting period, unless otherwise determined by the Board of Directors. The term of stock options granted under the 1999 Plan may not exceed ten years.

    For certain options granted under the 1992 Plan, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of

                                  FOCAL, INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
such options over the aggregate exercise price of such options. In connection with these grants, $36,250 of deferred compensation was recorded in the year ended December 31, 1999. This compensation expense is being amortized over the vesting period of each option.

    In January 1997, the Board of Directors approved a program under which directors, executive officers and certain other key employees were permitted to exercise options to purchase 1,494,775 common shares in exchange for four-year notes with an interest rate of 6% per annum as permitted by the 1992 Plan. The notes are full recourse and principal and accrued interest are payable upon the maturity of the note. Under certain conditions, the shares are subject to a repurchase option by the Company according to the original vesting schedule. At December 31, 1999, a total of 75,777 shares issued under the 1992 Plan are subject to the Company's repurchase option and $828,131 of notes receivable are outstanding and included in the stockholders' equity section of the accompanying financial statements.

    The 1997 Employee Stock Purchase Plan (the Purchase Plan) has 200,000 shares of common stock reserved for issuance thereunder. Under the Purchase Plan, eligible employees may purchase common shares at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of a two year offering period or the end of each six month purchase period included in such offering period. Participation in the offering period is limited to 15% of the employee's compensation or $25,000 in any calendar year. The first offering period commenced in January 1998 and the Purchase Plan will terminate in 2007.

    The 1997 Non-Employee Director Option Plan (the "Director Plan") has 150,000 shares of common stock reserved for issuance thereunder. Effective with the 1998 annual meeting of stockholders and annually thereafter, each nonemployee director is automatically be granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of each of these options will be equal to the fair market value of the common stock on the date of grant. Each option granted under the Director Plan will vest on a cumulative monthly basis over a four-year period. The Director Plan will terminate in September 2007, unless terminated earlier in accordance with the provisions of the Director Plan.

                                  FOCAL, INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table presents the activity of all of the Company's stock plans for the years ended December 31, 1997, 1998 and 1999:

                                            1997                         1998                         1999
                                 ---------------------------   -------------------------   --------------------------
                                                 WEIGHTED                    WEIGHTED                     WEIGHTED
                                                 AVERAGE                     AVERAGE                      AVERAGE
                                  OPTIONS     EXERCISE PRICE   OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 ----------   --------------   --------   --------------   ---------   --------------
Outstanding at beginning of
  year.........................   1,712,650        $1.14       497,267         $4.42         780,362        $7.55
Granted........................     313,058         6.40       394,778          9.87       1,171,392         4.40
Exercised......................  (1,510,287)        1.13       (92,578)         1.26         (53,675)        1.66
Canceled.......................     (18,154)        2.01       (19,105)         4.66        (174,805)        8.18
                                 ----------        -----       -------         -----       ---------        -----
Outstanding at end of year.....     497,267        $4.42       780,362         $7.55       1,723,274        $5.53
                                 ==========        =====       =======         =====       =========        =====
Options exercisable at end of
  year.........................     184,052        $2.74       189,439         $5.07         310,721        $6.27
                                 ==========        =====       =======         =====       =========        =====
Weighted average fair value per
  share of options granted
  during the year..............                    $3.69                       $5.84                        $2.55
                                                   =====                       =====                        =====

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        -----------------------------------------   ----------------------
                                      WEIGHTED AVERAGE   WEIGHTED                 WEIGHTED
                                         REMAINING       AVERAGE                  AVERAGE
      RANGE OF            NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING     LIFE (YRS.)       PRICE     EXERCISABLE    PRICE
---------------------   -----------   ----------------   --------   -----------   --------
   $  0.00-$3.875          449,022          9.1           $ 3.46       96,405      $ 2.16
   $4.0625-$4.375          697,046          9.8             4.35       23,886        4.06
   $   4.75-$8.25          454,786          8.7             7.44      152,236        7.52
   $ 8.625-$18.00          122,420          8.4            12.71       38,194       13.01
                         ---------                                    -------
                         1,723,274                                    310,721
                         =========                                    =======

                                  FOCAL, INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
FAS 123 DISCLOSURES

    If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1997, 1998 and 1999, consistent with the provisions of FAS 123, the pro forma net loss and net loss per share for 1997, 1998 and 1999, would be as follows (in thousands except per share amounts):

                                               1997                      1998                      1999
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net loss............................     $ (442)     $ (792)      $(13,407)   $(14,121)     $(16,841)   $(17,914)
Basic and diluted net loss per
  share.............................     $(0.04)     $(0.08)      $  (1.01)   $  (1.06)     $  (1.24)   $  (1.32)

    The fair value of options and warrants issued at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                     OPTIONS GRANTED
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Expected life (years).......................................    5.0        5.0        5.0
Interest rate...............................................    6.0        4.5        6.4
Volatility..................................................     60%        66%        60%

    The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

    The effects on 1997, 1998 and 1999 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years, respectively, of option grants under the Company's plans.

COMMON STOCK RESERVED FOR ISSUANCE

    At December 31, 1999, the Company has reserved 3,868,782 shares of common stock for issuance upon the exercise of all outstanding warrants and options authorized under the Company's various stock plans.

7. COMMITMENTS

    The Company has a ten-year lease agreement expiring in 2004 for its principal facility. In connection with this lease, the lessor funded approximately $4,367,000 of leasehold improvements which are reimbursed as part of the minimum lease payments. The Company has certain options to purchase the building and the leasehold improvements.

    The Company leases the majority of its equipment, furniture and fixtures under capital leases. Included in property and equipment at December 31, 1998 and 1999, respectively, were assets with a cost basis of $7,253,337 and $7,994,045 acquired under capital leases. Accumulated amortization as of December 31, 1998 and 1999, respectively, related to these assets was $4,742,226 and $5,229,830.

                                  FOCAL, INC.

                               DECEMBER 31, 1999

7. COMMITMENTS (CONTINUED)
    As of December 31, 1999, the Company's future minimum lease payments under capital and operating leases are as follows:

                                                                     BUILDING
                                                        CAPITAL     OPERATING
                                                         LEASES       LEASE
                                                       ----------   ----------
2000.................................................  $1,065,569   $1,147,974
2001.................................................     808,956    1,147,974
2002.................................................     459,640    1,147,974
2003.................................................     181,500    1,147,974
2004.................................................          --      860,980
Thereafter...........................................          --           --
                                                       ----------   ----------
Total minimum lease payments.........................   2,515,665   $5,452,876
                                                                    ==========
Less interest........................................     256,534
                                                       ----------
Present value of minimum lease payments..............   2,259,131
Less capital lease obligations due within one year...     926,041
                                                       ----------
Capital lease obligations--long-term portion.........  $1,333,090
                                                       ==========

    Total rent expense was $1,090,332, $1,114,389 and $1,126,917 in 1997, 1998,
and 1999, respectively.

    The Company has a lease commitment totaling $1.5 million from a leasing company for the financing of equipment and leasehold improvements. Under this agreement, the term for financing equipment purchases and leasehold improvements is 48 months and 36 months, respectively. The interest rate is established as of the commencement date for each new drawdown, based on a treasury security index, and is fixed for the term of the financing. There is a fixed percentage buy-out provision at the end of the lease period. The lease financings are collateralized by the equipment and leasehold improvements being financed. As of December 31, 1999, there were $1,066,000 in outstanding borrowings under this financing arrangement. There are no financial covenants in connection with this lease financing.

8. RESEARCH AND DEVELOPMENT, LICENSING AND MARKETING AND DISTRIBUTION AGREEMENTS

    In October 1999, the Company entered into a Marketing and Distribution Agreement with Genzyme Surgical Products ("Genzyme Surgical"), a division of Genzyme Corporation. Genzyme Surgical was granted exclusive marketing and distribution rights to Focal's surgical sealant products for lung surgery, cardiovascular surgery and gastrointestinal surgery in North America. The Company retained manufacturing rights to these products. Under the terms of the agreement, the Company will be reimbursed for its cost of manufacturing product plus 50% of the gross margin generated from Genzyme Surgical's sales of the Company's sealant products to customers. The term of the agreement is for ten years, with two five year renewal options which are automatic if Genzyme Surgical meets certain minimum performance standards.

    In addition to the Marketing and Distribution Agreement, in October 1999 Focal and Genzyme Surgical also entered into a Stock Purchase Agreement, with up to $20 million in purchases of the Company's common stock being committed by Genzyme Surgical over an eighteen month period, subject

                                  FOCAL, INC.

                               DECEMBER 31, 1999

8. RESEARCH AND DEVELOPMENT, LICENSING AND MARKETING AND DISTRIBUTION AGREEMENTS (CONTINUED) to certain specified conditions. In November 1999, Genzyme Surgical purchased 810,000 shares of the Company's common stock for $5 milion, representing a 25% premium to the ten day average trading price of the Company's common stock immediately prior to the purchase. An additional purchase of $5 million may be made in April 2000, subject to the satisfaction of specified conditions. The purchase will be priced at (i) a 25% premium to the twenty day average trading price of the Company's common stock prior to closing if the trading average is less than $6.40, (ii) at $8.00 per share if the trading average is between $6.40 and $8.00 and (iii) at the twenty day trading average if such trading average exceeds $8 per share. The final two purchases of $5 million each are both contingent on, among other things, the Company receiving FDA approval of its PMA for FocalSeal-L surgical sealant for lung surgery indications. These final two investments will be priced based upon the then current market value of the common stock and are at the Company's option.

    In January 1997, the Company entered into a distribution and licensing agreement with the Ethicon, Inc. division of Johnson & Johnson ("Ethicon") for the research, development and commercialization of the Company's surgical sealant products. Ethicon received marketing rights to all territories outside North America in exchange for (a) a one-time, nonrefundable payment to the Company for past research and development expenditures; (b) fixed quarterly funding for two years to be applied toward future research and development costs; (c) funding of certain additional research and development expenses;
(d) payments upon achievement of specific milestones; and (e) specified percentages of product sales, if any, representing a combined royalty and product cost payment. The Company retained worldwide manufacturing rights and North American marketing rights. The term of the Ethicon Agreement extends until January 2007, subject to one year extensions at Ethicon's discretion. In addition, Ethicon may terminate the agreement at any time after January 2000 upon 12 months' prior written notice with or without cause. In August 1998, the Ethicon Agreement was expanded to include research and development funding for a cardiovascular sealant.

    The Company has collaborative research agreements and technology licensing agreements with certain universities. The Company has worldwide exclusive licenses to the technologies developed under these agreements, in exchange for funding certain research and payment of licensing fees and royalties on applicable product sales. Research and development expense and licensing fees incurred under these agreements during the years ended December 31, 1997, 1998, and 1999, totaled $144,000, $150,000, and $268,000, respectively. In connection with these agreements, the Company has research funding commitments totaling approximately $134,000 at December 31, 1999.

9. INCOME TAXES

    Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $72.1 million and federal and state research and development tax credit carryforwards of approximately $4.1 million which expire at various times through 2019.

                                  FOCAL, INC.

                               DECEMBER 31, 1999

9. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                                 1998          1999
                                                              -----------   -----------
Deferred tax assets:
  Net operating losses......................................  $22,468,000   $27,418,000
  Research and development tax credits......................    3,290,000     4,067,000
  Other.....................................................      885,000       709,000
                                                              -----------   -----------
                                                               26,643,000    32,194,000
  Valuation allowance.......................................  (26,643,000)  (32,194,000)
                                                              -----------   -----------
Net deferred tax assets.....................................  $        --   $        --
                                                              ===========   ===========

    For financial reporting purposes, a valuation allowance has been provided since realization of such deferred tax assets is uncertain at this time. The valuation allowance increased by $5,551,000 during 1999, due primarily to the increase in tax credits and net operating loss carryforwards. The future utilization of the net operating loss carryforwards may be subject to limitations under the change in stock ownership provisions of the Internal Revenue Code.

10. RELATED PARTY TRANSACTIONS

    In connection with an employment agreement, interest-bearing loans aggregating $120,000 were made to an officer of the Company. Principal and accrued interest on this loan were paid in full during 1998. Other officer and nonofficer employee notes receivable, certain of which notes contain similar repayment terms as those described above, are outstanding and included in notes receivable from related parties in the accompanying financial statements.

    Certain participants in the Company's preferred stock financing transactions include venture capital funds affiliated with members of the Company's board of directors.

11. SUBSEQUENT EVENT

    On February 25, 2000, the board of directors voted to increase the number of shares reserved for issuance under the 1999 Stock Incentive Plan (the "1999 Plan") from 875,000 shares to 1,525,000 shares. The increase is subject to approval of the Company's shareholders at the May 2000 annual meeting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Company's two most recently completed fiscal years there have been no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Except as set forth below, the information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 24, 2000.

    The executive officers, who are elected by the board of directors, and other key employees of the Company, are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert J. DePasqua........................     51      President, Chief Executive Officer and
                                                       Director

S. Jack Herman............................     51      Vice President, New Product Development
                                                       and Technical Services

Mary Lou Mooney...........................     43      Vice President, Clinical and Regulatory
                                                       Affairs & Quality

Ronald S. Rudowsky........................     51      Vice President, Sales & Marketing

W. Bradford Smith.........................     44      Vice President, Finance and Administration
                                                       and Chief Financial Officer

Peter K. Jarrett, Ph.D....................     43      Senior Director, Materials Research and
                                                       Development

Thomas Bromander..........................     42      Director, Manufacturing

    ROBERT J. DEPASQUA has been President, Chief Executive Officer and a Director since joining Focal in December 1999. From 1998 to 1999, he served as President and Chief Executive Officer at Biolink, a medical device company. From 1994 to 1998, Mr. DePasqua was self-employed as a private investor and Board member of several companies. From 1989 to 1994 , he served as President and Chief Executive Officer at Spectranetics, a medical device company. From 1979 to 1989, Mr. DePasqua held a variety of positions at Boston Scientific Corporation, a medical device company, including President of the Microvasive division.
Mr. DePasqua received his B.S. in Engineering from Northeastern University.

    S. JACK HERMAN joined the Company as Vice President, Operations in
August 1992. He had been Vice President, New Product Development and Technical Services since January 2000. From March 1990 to May 1992, Mr. Herman served as President and Chief Executive Officer of Cardiopulmonary Corporation, a medical equipment development company. From 1982 to 1990, he held various positions with
C. R. Bard, Inc., a medical device company, most recently as President of its Critical Care Division. Mr. Herman previously held product development management positions with Cobe Laboratories. Mr. Herman holds an M.B.A. from the University of Colorado and a B.S. in Mechanical Engineering from the University of Missouri.

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

    RONALD S. RUDOWSKY, Vice President, Sales & Marketing, joined the Company in January 1994 as Director, Procedure Development. In January 1997, Mr. Rudowsky was promoted to his current position. From June 1991 to December 1993, he was the Director of Marketing of Ethicon Endo-Surgery, a medical device company and a division of Johnson & Johnson. Previously, he spent 14 years in various sales and marketing positions at Ethicon, Inc. Mr. Rudowsky holds a B.B.A. in Marketing from Marshall University.

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

    PETER K. JARRETT, Ph.D., Senior Director of Materials Research and Development, joined the Company in 1993 as Senior Scientist in Materials Research and Development. In 1996, Dr. Jarrett was promoted to the position of Director of Materials Development and to Senior Director of Materials Research and Development in 1998. From 1984 to 1993, Dr. Jarrett was employed by Davis & Geck, a Tyco company primarily involved in medical devices, in various positions including Research Fellow. Dr. Jarrett received his Ph.D. in 1983 from the University of Connecticut in Polymer Science and received a B.A. in Chemistry from Connecticut College.

    THOMAS S. BROMANDER, Director of Manufacturing, joined the company as Manager of Manufacturing in August 1993. Mr. Bromander was promoted to Associate Director of Manufacturing in March 1997 and to Director of Manufacturing in April 1998. From 1991 to 1993, he served as Advanced Engineering Manager at Cordis Corporation (a Johnson & Johnson company), a medical device company, and Manufacturing Manager at Abiomed, Inc., a medical device company. From 1981 to 1991, Mr. Bromander held various engineering positions at C.R. Bard, Inc., a medical device company, including Manufacturing Engineering Manager.
Mr. Bromander received his B.S. in Mechanical Engineering from the University of Lowell.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the captions "Election of Directors--Compensation for Directors," "--Compensation for Executive Officers," "--Report of the Compensation Committee" and "--Compensation Committee Interlocks and Insider Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements are included in Item 8 of this Annual Report on Form 10-K.

    1.  Financial Statements:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................       34
Balance Sheets as of December 31, 1998 and 1999.............       35
Statements of Operations for the Years Ended December 31,
  1997, 1998 and 1999.......................................       36
Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..........................       37
Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999.......................................       38
Notes to Financial Statements...............................       39

    2.  Financial Statement Schedules:

    All financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3.  Exhibits:

    The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K:

    1. A Current Report on Form 8-K was filed on November 5, 1999 to report, pursuant to Item 5, the issuance of a press release relating to the Company entering into an agreement with Genzyme Corporation.

    THE FOLLOWING TRADEMARKS OF THE COMPANY ARE MENTIONED IN THIS ANNUAL REPORT ON FORM 10-K: FocalSeal-TM- and Focal-TM-.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000                                   FOCAL, INC.

                                                       By:           /s/ ROBERT J. DEPASQUA,
                                                            -----------------------------------------
                                                                       Robert J. DePasqua,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. DePasqua and W. Bradford Smith, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                                                       President, Chief Executive    March 29, 2000
               /s/ ROBERT J. DEPASQUA                  Officer and Director
     -------------------------------------------       (Principal Executive
                 Robert J. DePasqua                    Officer)

                                                       Vice President, Finance and   March 29, 2000
                /s/ W. BRADFORD SMITH                  Chief Financial Officer
     -------------------------------------------       (Principal Financial and
                  W. Bradford Smith                    Accounting Officer)

                /s/ HENRY BREM, M.D.                   Director                      March 29, 2000
     -------------------------------------------
                  Henry Brem, M.D.

                  /s/ JANET EFFLAND                    Director                      March 29, 2000
     -------------------------------------------
                    Janet Effland

              /s/ ROBERT LANGER, PH.D.                 Director                      March 29, 2000
     -------------------------------------------
                Robert Langer, Ph.D.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                  /s/ JESSE I. TREU                    Director                      March 29, 2000
     -------------------------------------------
                Jesse I. Treu, Ph.D.

                  /s/ DONALD GRILLI                    Director                      March 29, 2000
     -------------------------------------------
                    Donald Grilli

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
        3.2  (1)           Restated Certificate of Incorporation of the Company.

        3.3  (1)           Bylaws of the Company as amended.

        4.2  (1)           Specimen Common Stock Certificate.

       10.1  (1)           Form of Indemnification Agreement between the Company and
                           each of its directors and officers.

       10.3  (1)*          1997 Directors' Option Plan and forms of agreements
                           thereunder.

       10.4  (1)           Restated Investors Rights Agreement dated April 12, 1996
                           among the Company and certain stockholders of the Company.

       10.5  (1)           Lease Agreement dated April 4, 1994 between the Company and
                           The Mutual Life Insurance Company of New York relating to
                           lease of facility located at 4 Maguire Road, Lexington, MA, as amended to date.

       10.6  (1)           Master Lease Agreement dated October 30, 1992 between the
                           Company and Comdisco, Inc.

       10.7  (1)           Master Lease Agreement dated February 28, 1994 between the
                           Company and MMC/GATX Limited Partnership I.

       10.8  (1)           Master Loan and Security Agreement dated April 18, 1997
                           between the Company and Transamerica Leasing.

       10.9  (1)+          Patent and Technology License Agreement dated June 11, 1992 between the Company and University of Texas.

       10.10 (1)+          Exclusive License Agreement dated August 7, 1992 among the
                           Company, Marvin Slepian, M.D. and Endoluminal Therapeutics,
                           Inc.

       10.11 (1)+          Distribution, License and Supply Agreement dated January 2,
                           1997 between the Company and Ethicon, Inc.

       10.12 (1)           Agreement for Consulting Services dated November 15, 1991
                           between the Company and Robert Langer, Ph.D.

       10.13 (1)           Agreement for Consulting Services dated August 7, 1992
                           between the Company and Marvin Slepian, M.D.

       10.14 (1)           Form of Restricted Stock Purchase Agreement and schedule of current officers and directors party thereto.

       10.15 (1)           Form of Preferred Shares Rights Agreement between the
                           Company and Norwest Bank Minnesota N.A.

       10.18+              Marketing and Distribution Agreement between Focal and
                           Genzyme Surgical Products dated October 21, 1999.

       10.19               Stock Purchase Agreement between Focal and Genzyme
                           Corporation dated October 21, 1999.

       EXHIBIT
       NUMBER
---------------------
       10.20               Registration Rights Agreement between Focal and Genzyme
                           Corporation dated October 21, 1999.

       23.1                Consent of Ernst & Young LLP, independent auditors.

       27.1                Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-38379, originally filed with the Securities and Exchange Commission on October 21, 1997.

* Management contract or compensatory plan filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.

+   Confidential treatment requested as to certain portions.