Form 10-Q
period 2000-03-31
FOCAL INC
filed 2000-05-15
CIK 911684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---     SECURITIES EXCHANGE ACT OF 1934

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

   Yes   X                                           No
       -----                                            -----

   As of April 30, 2000, the Registrant had 14,854,293 shares of Common Stock outstanding.

                                   FOCAL, INC.
                 Form 10-Q for the Quarter Ended March 31, 2000

                                      INDEX


                                                                          PAGE NUMBER
   INDEX ...............................................................       2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1999
             and March 31, 2000 ........................................       3

         Condensed Statements of Operations for the Three
             Months Ended March 31, 1999 and 2000 ......................       4

         Condensed Statements of Cash Flows for the Three
             Months Ended March 31, 1999 and 2000 ......................       5

         Notes to Condensed Financial Statements .......................       6

   ITEM 2 - Management's Discussion & Analysis of Financial
                Condition and Results of Operations ....................       8

   ITEM 3 - Qualitative and Quantitative Disclosures About
                Market Risk ............................................       12

   PART II - OTHER INFORMATION

   ITEMS 1 - 6 .........................................................       14

   SIGNATURES ..........................................................       15

   EXHIBIT INDEX .......................................................       16

                                   FOCAL, INC.
                          CONDENSED BALANCE SHEETS


                                                                            DECEMBER 31,        MARCH 31,
                                                                               1999               2000
                                                                            ------------       -----------
                                                                                               (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents ........................................   $ 8,746,897        $ 7,867,816
       Marketable securities ............................................     4,715,842          1,572,274
       Inventories ......................................................     1,573,934          1,944,151
       Accounts receivable and prepaid expenses .........................       557,461            749,628
                                                                            -----------        -----------
Total current assets ....................................................    15,594,134         12,133,869

Notes receivable from related parties ...................................       271,753            274,031

Property, plant & equipment, net ........................................     2,871,034          2,702,745

Other assets ............................................................        14,025             14,151
                                                                            -----------        -----------
Total assets ............................................................   $18,750,946        $15,124,796
                                                                            ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities .........................   $ 3,343,409        $ 3,338,533
       Current portion of capital lease obligations .....................       926,041            856,845
                                                                            -----------        -----------
Total current liabilities ...............................................     4,269,450          4,195,378

Capital lease obligations ...............................................     1,333,090          1,196,638

Total stockholders' equity ..............................................    13,148,406          9,732,780
                                                                            -----------        -----------
Total liabilities and stockholders' equity ..............................   $18,750,946        $15,124,796
                                                                            ===========        ===========

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three months
                                                        ended March 31,
                                                ------------------------------
                                                     1999             2000
REVENUES:
      Collaborative R&D revenues ..........     $    608,160      $          0
      Product revenues ....................          717,832           237,366
                                                ------------      ------------
      Total revenues ......................        1,325,992           237,366

COSTS AND EXPENSES:
      Cost of product revenues ............          921,236           455,792
      R & D and Clinical/Regulatory........        3,727,720         3,166,252
      General & administrative ............        1,011,740           864,067
                                                ------------      ------------
      Total costs and expenses ............        5,660,696         4,486,111

Insurance recovery ........................                            475,408
Interest income (net) .....................          250,970           131,498
                                                ------------      ------------

NET LOSS ..................................      ($4,083,734)      ($3,641,839)
                                                ============      ============
Basic and diluted net loss
   per share ..............................           ($0.30)           ($0.26)
                                                ============      ============
Shares used in computing net loss
   per share ..............................       13,391,484        14,235,994
                                                ============      ============

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Three months ended March 31,
                                                         ------------------------------
                                                             1999             2000
OPERATING ACTIVITIES
Net income (loss) .....................................  $(4,082,734)      $(3,641,839)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ....................      303,961           256,240
     Amortization of deferred compensation ............       76,165            80,696
     Non-cash transactions ............................                          8,475
     Interest accrued on notes receivable .............      (17,625)          (11,781)
     Loss on disposal of equipment, furniture and
       fixtures .......................................                           (506)
     Increase (decrease) in cash arising from changes
       of operating assets and liabilities:
          Accounts receivable and prepaid expenses ....     (286,315)         (192,168)
          Inventories .................................     (180,346)         (370,217)
          Accounts payable and accrued liabilities ....     (175,869)           (4,876)
          Deferred revenue ............................     (550,000)               --
          Other assets ................................         (101)             (126)
          Notes receivable ............................       27,810             6,049
                                                         -----------       -----------
Net cash used in operating activities .................   (4,885,054)       (3,870,053)

INVESTING ACTIVITIES
Purchase of marketable securities .....................   (2,077,345)       (3,757,999)
Sale of marketable securities .........................    5,051,233         6,893,568
Purchase of property and equipment ....................     (470,875)          (87,445)
                                                         -----------       -----------
Net cash provided by (used in) investing activities ...    2,503,013         3,048,124

FINANCING ACTIVITIES
Proceeds from exercise of stock options ...............      120,405            19,454
Principal payments on notes receivable ................      407,749           129,042
Adjustment for ESPP Plan Withholdings .................
Proceeds from lease financing .........................      198,896            79,086
Principal payments on capital lease obligations .......     (265,089)         (284,734)
                                                         -----------       -----------
Net cash provided by financing activities .............      461,961           (57,152)
Net decrease in cash and cash equivalents .............   (1,920,080)         (879,081)
Cash and cash equivalents at beginning of the period ..    8,516,936         8,746,897
                                                         -----------       -----------
Cash and cash equivalents at end of the period ........  $ 6,596,856       $ 7,867,816
                                                         ===========       ===========

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

   The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000.

   These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   NOTE 2. NET LOSS PER SHARE

   Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

   NOTE 3.  REVENUE RECOGNITION FOR PRODUCT SALES

   Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. All product revenues recorded during the three months ended March 31, 1999 are attributable to sales of surgical sealant products to Ethicon Inc., a Johnson & Johnson Company. All product revenues recorded during the three months ended March 31, 2000 are attributable to sales of light sources and AdvSeal-S to Ethicon Inc., a Johnson & Johnson Company and light sources to Genzyme Surgical Products.

   NOTE 4.  INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1999 and March 31, 2000, inventories consisted of the following:


                                                    December 31,               March 31,
                                                       1999                      2000
                                                    ------------               ----------
   Raw materials ...............................    $  146,906                 $  423,078
   Work in process .............................     1,265,623                  1,446,833
   Finished goods ..............................       161,405                     74,240
                                                    ----------                 ----------
                                                    $1,573,934                 $1,944,151
                                                    ==========                 ==========

   NOTE 5.  COMPREHENSIVE LOSS

   The components of comprehensive loss for the three month periods ended March 31, 1999 and 2000 are as follows:


                                                        Three months ended March 31,
                                                         1999                  2000
                                                     -----------------------------------
   Net loss ......................................   $(4,082,734)           $(3,641,839)

   Other comprehensive income:
   Change in unrealized loss
      on marketable securities ...................        $1,115                   $338
                                                     -----------------------------------
   Comprehensive loss ............................   $(4,081,619)           $(3,641,501)
                                                     ====================================


NOTE 6. SUBSEQUENT EVENT

On April 14, 2000, the company had closed on the second investment of $5.0 million, purchase of approximately 614,000 shares at a 25% premium to the ten day average.

On May 8, 2000, the company was granted approval from the U.S. Food and Drug Administration panel of its pre-market approval application to market FocalSeal-L -Registered Trademark- in the United States.

   ITEM 2.

   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS:

   The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the captions "Business -Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which captioned discussion is expressly incorporated herein by reference.

   OVERVIEW

   Focal was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totaling $28.7 million through March 31, 2000, in connection with these alliances.

   Focal has incurred net losses in each year since its inception, including net losses of approximately $16.8 million during 1999. At March 31, 2000, Focal had an accumulated deficit of $79.8 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses. Focal expects to incur net losses at least through 2001 and may incur net losses in subsequent periods although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FOCALSEAL surgical sealants in North America. The Company has marketing and distribution partners for the majority of its products throughout the world, including Genzyme Surgical Products, a division of Genzyme Corporation, in North America and Ethicon, a Johnson & Johnson company, in Europe and other international markets. The

   Company's ability to achieve and sustain profitability is dependent in large part on the ability of its marketing partners to effectively market and distribute the Company's sealant products. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability.

   Focal introduced its first commercial product, FOCALSEAL-L surgical sealant for lung surgery indications, in Europe in 1998 through its strategic marketing alliance with Ethicon. Focal anticipates the launch of FOCALSEAL-L sealant for lung surgery indications in North America through its marketing partner, Genzyme Surgical Products, in 2000. Focal anticipates that revenues derived from the sales of FOCALSEAL-L surgical sealant for lung surgery will account for all of the Company's near term product revenues.


   RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
   1999

   Revenues for the three months ended March 31, 2000, (the "2000 Quarterly Period") decreased to $237,000 from $1.3 million for the three months ended March 31, 1999 (the "1999 Quarterly Period"). Included in the 2000 Quarterly period were product revenues of $237,000 compared with $718,000 of product revenues and $608,000 of collaborative revenues during the 1999 Quarterly Period. This included shipments of light sources and AdvaSeal-S, neurosurgery sealant, to Ethicon, a Johnson & Johnson company, and light sources to Genzyme Surgical Products in anticipation of the Canadian launch of the recently approved lung surgery product, FOCALSEAL-L. Product revenues in the first quarter of 1999 were $718,000, representing shipments of AdvaSeal-L surgical sealant to Ethicon. During the first quarter of 2000, Ethicon continued to ship AdvaSeal-L from previously purchased inventory. Focal anticipates this to continue at least through the third quarter of 2000. There were no collaborative R&D revenues in the first quarter of 2000 as compared to $608,000 of R&D revenues primarily related to Ethicon funded sealant projects in the first quarter of 1999.

   Cost of product revenues for the 2000 Quarterly period of $456,000 were recorded relating to the commercial sales of the Company's FOCALSEAL-L surgical sealant and AdvaSeal-S, neurosurgery sealant product versus cost of product revenues of $921,000 for the 1999 Quarterly Period. Gross margins remained negative due to the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to fixed overhead, and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 2000 Quarterly Period.

   Research and development expenses decreased to $3,166,000 for the 2000 Quarterly Period, from $3,728,000 for the 1999 Quarterly Period. This decrease was primarily due to reduced staffing levels and lower clinical trial costs in the 2000 Quarterly Period, compared with the same period in 1999. During the 1999 Quarterly Period, the Company was engaged in a European clinical trial of FocalSeal-S surgical sealant for neuro-surgery indications.

   General and administrative expenses decreased to $864,000 for the 2000 Quarterly Period, compared with $1,012,000 for the same period in 1999, as a result of controlling costs.

   Insurance recovery income for the 2000 Quarterly Period was a payment for damage to inventory stored offsite.

   Interest income, net of interest expense, decreased to $131,000 for the 2000 Quarterly Period, from $251,000 for the 1999 Quarterly Period, as a result of lower average cash balances available for investment.

   The Company recorded a net loss of $(3,642,000) for the 2000 Quarterly Period. During the 1999 Quarterly Period, the Company recorded a net loss of $(4,084,000). The decrease in net loss is primarily attributed to Focal's cost cutting efforts. The Company expects that it will incur net operating losses through at least 2001.

   LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from the sale of preferred stock in private placements as well as the Company's 1997 initial public offering. In October 1999, Focal received a $5.0 million equity investment from Genzyme Surgical Products, in connection with the agreement described below. Through March 31, 2000, the Company has raised approximately $88.5 million from equity financings and has received $7.1 million in equipment lease financing. In addition, the Company has received collaborative funding, exclusive of equity investments, from Ethicon and other corporate partners totaling approximately $28.5 million through March 31, 2000.

Cash used in operations totaled $3.9 million for the three months ended March 31, 2000, as compared to the use of $4.9 million for the same period in 1999. The decrease in cash used in operations was due to lower net losses incurred in 2000, compared to 1999, as well as lower investments in working capital. Cash used in operations is equal to the net loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

Capital expenditures from inception through March 31, 2000 totaled $8.8 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of March 31, 2000, the Company did not have any material commitments for future capital expenditures. The Company has commitments from lenders in the form of lease lines totaling approximately $670,000 to provide for its expected capital needs during 2000.

In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme Surgical Products, Focal and Genzyme Surgical Products entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Surgical over an eighteen month period. The first $5.0 million purchase was made by Genzyme Surgical in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. The second investment of $5.0 million closed on April 14, 2000, with Genzyme purchasing approximately 614,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. At Focal's option, up to two additional $5.0 million investments will be made by Genzyme Surgical Products. The final two investments of $5.0 million each may be called by Focal in October 2000 and April 2001, respectively. These final two investments will be priced based upon the twenty day trading average of the Company's common stock.

The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least 15 months. The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including the sale of up to an additional $10.0 million of the Company's common stock to Genzyme Corporation, subject to the satisfaction of specified closing conditions. In addition, the Company has obtained equipment lease financing and other forms of debt financing and may continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $85,000 at March 31, 2000. Payments under these agreements are typically made on a quarterly or monthly basis. There can be no assurance that the Company's capital resources will be sufficient to enable the Company to conduct its research and development programs as planned. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and processing patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities and arrangements, the success of the sales and distribution efforts of its marketing partners, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities will be adequate to satisfy its capital and operating requirements.

YEAR 2000 DISCLOSURE

Year 2000 issues, created by information systems that are unable to accurately interpret dates after December 31, 1999, created potential risks for the Company, including the information technology ("IT") and non-IT systems that the Company uses in its business operations. The Company was also exposed to risks from third parties with whom the Company interacts who fail to adequately address their own year 2000 issues.

The Company's plans to address these year 2000 issues with its IT systems consisting of four phases: (1) inventory-identifying all IT systems; (2) identifying IT systems that use date functions and assessing them for year 2000 functionality; (3) remediation reprogramming or replacing where necessary inventoried items to ensure that they are year 2000 ready; and (4) testing and certification testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

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

PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings.    None

   Item 2.        Changes in Securities and use of Proceeds.

         There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration Statement on Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended December 31, 1999.

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

         Date:  May 15, 2000                    FOCAL, INC.

                                                By: /s/ Robert J. DePasqua
                                                    ------------------------
                                                        Robert J. DePasqua
                                                        President and C.E.O.

                                  EXHIBIT INDEX


   The following exhibits are filed as part of this Quarterly Report on form
10-Q:

   EXHIBIT NO.            DESCRIPTION

   27                     Financial Data Schedule