Form 10-Q
period 2000-06-30
FOCAL INC
filed 2000-08-14
CIK 911684

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

                  For the Quarterly Period Ended June 30, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---            SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-23247

                                  FOCAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 94-3142791
   -------------------------------                --------------------
   (State or other jurisdiction of                (I.R.S. employer
   incorporation or organization)                 identification no.)


                       4 Maguire Road, Lexington, MA 02421
                  ---------------------------------------------
                  02421 (Address of principal executive offices
                               including zip code)

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

   Yes   X                              No
       ----                                 ----

   As of July 31, 2000, the Registrant had 14,896,011 shares of Common Stock outstanding.

                                   FOCAL, INC.
                  Form 10-Q for the Quarter Ended June 30, 2000

                                      INDEX

                                                                PAGE NUMBER

   INDEX                                                              2

   PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

         Condensed Balance Sheets at December 31, 1999
             and June 30, 2000                                        3

         Condensed Statements of Operations for the Three
            Months and Six Months Ended June 30, 1999 and 2000        4

           Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 2000                   5

         Notes to Condensed Financial Statements                      6

   ITEM 2 - Management's Discussion and Analysis of Financial         8
                  Condition and Results of Operations

   ITEM 3 - Qualitative and Quantitative Disclosures About           13
                Market Risk

   PART II - OTHER INFORMATION

   ITEM 2 - Changes in Securities and Use of Proceeds                14

   ITEM 4 - Submission of Matters to a Vote of Security Holders      14

   ITEM 6 - Exhibits and Reports on Form 8-K                         15

   SIGNATURES                                                        16

   EXHIBIT INDEX                                                     17


                          FOCAL, INC.
                    CONDENSED BALANCE SHEETS

                                                            DECEMBER 31,      JUNE 30,
                                                               1999            2000
                                                            -----------     -----------
ASSETS                                                                      (Unaudited)
Current assets:

     Cash and cash equivalents                              $ 8,746,897     $ 7,852,886
     Marketable securities                                    4,715,842       3,330,236
     Inventories                                              1,573,934       2,175,110
     Accounts receivable and prepaid expenses                   557,461         827,260
                                                            -----------     -----------
Total current assets                                         15,594,134      14,185,492

Notes receivable from related parties                           271,753         284,365

Property, plant & equipment, net                              2,871,034       2,465,763

Other assets                                                     14,025          14,430
                                                            -----------     -----------
Total assets                                                $18,750,946     $16,950,050
                                                            ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued liabilities               $ 3,343,409     $ 3,435,093
     Current portion of capital lease obligations               926,041         788,012
                                                            -----------     -----------
Total current liabilities                                     4,269,450       4,223,105

Capital lease obligations                                     1,333,090         990,282

Total stockholders' equity                                   13,148,406      11,736,663
                                                            -----------     -----------
Total liabilities and stockholders' equity                  $18,750,946     $16,950,050
                                                            ===========     ===========

SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Three months                        Six months
                                                           ended June 30,                      ended June 30,
                                                 -----------------------------       -------------------------------
                                                     1999               2000              1999             2000
                                                                     unaudited                           unaudited
Revenues:
          Collaborative R&D revenues             $     94,238      $     17,212      $    702,398      $     17,212
          Product revenues                            679,268           397,072         1,397,100           634,438
                                                 ------------      ------------      ------------      ------------
                    Total revenues                    773,506           414,284         2,099,498           651,650

Costs and Expenses:
          Cost of product revenues                    950,142           289,148         1,871,378           744,940
          Research & development                    4,084,516         2,164,281         7,811,236         4,817,188
          Sales,general & administrative              933,565         1,352,526         1,945,305         2,729,939
                                                 ------------      ------------      ------------      ------------
                    Total costs and expenses        5,968,223         3,805,955        11,627,919         8,292,067

Insurance recovery                                                                                          475,408
Interest income (net)                                 195,162           129,379           446,132           260,881
                                                 ------------      ------------      ------------      ------------
NET LOSS                                         $ (4,999,555)     $ (3,262,292)     $ (9,082,289)     $ (6,904,128)
                                                 ============      ============      ============      ============
Basic and diluted net loss per share             ($      0.37)     ($      0.22)     ($      0.68)     ($      0.48)
                                                 ============      ============      ============      ============
Shares used in computing basic and
   diluted net loss per share                      13,407,029        14,777,506        13,399,300        14,505,322
                                                 ============      ============      ============      ============

                            FOCAL, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------------
                                                                       1999              2000
                                                                  ---------------------------------
                                                                                       unaudited
OPERATING ACTIVITIES
Net loss                                                           $ (9,082,289)     $ (6,904,128)
Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                  576,600           527,802
         Amortization of deferred
            compensation                                                158,163           161,392
         Interest income accrued on notes receivable
             from related parties                                       (33,925)          (18,660)
         Gain on disposal of equipment, furniture and fixtures                             10,667
         Increase (decrease) in cash arising
            from changes of operating assets and liabilities:
            Accounts receivable and prepaid expenses                   (208,916)         (269,799)
            Inventories                                                      36          (601,176)
            Accounts payable and accrued liabilities                     41,876            31,803
            Deferred revenue                                           (550,000)             --
            Other assets                                                   (308)             (405)
            Notes receivable from related parties                        27,810             6,048
                                                                   ------------      ------------
Net cash used in operating activities                                (9,070,953)       (7,056,456)

INVESTING ACTIVITIES
Sale of marketable securities                                        11,432,412         6,135,606
Purchase of marketable securities                                    (2,077,345)       (4,764,986)
Purchase of property and equipment                                     (849,973)         (133,198)
                                                                   ------------      ------------
Net cash provided by (used in) investing activities                   8,505,094         1,237,422

FINANCING ACTIVITIES
Proceeds from equity financings,
     net of issuance costs                                                              5,000,000
Proceeds from exercise of stock options                                 166,710           151,036
Proceeds from issuance of common stock
     under the employee stock purchase plan                             125,868            59,882
Principal payments on notes receivable                                  407,749           194,942
Proceeds from lease financing                                           338,407            79,085
Principal payments on capital lease obligations                        (534,669)         (559,922)
                                                                   ------------      ------------
Net cash provided by financing activities                               504,065         4,925,023

Net decrease in cash and cash equivalents                               (61,794)         (894,011)

Cash and cash equivalents at
     beginning of the period                                       $  8,516,936      $  8,746,897
                                                                   ------------      ------------
Cash and cash equivalents at
     end of the period                                             $  8,455,142      $  7,852,886
                                                                   ============      ============

SEE ACCOMPANYING NOTES

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

   NOTE 1.  BASIS OF PRESENTATION

   Focal, Inc. develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

   The accompanying unaudited, condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

   The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000.

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

   NOTE 3.  REVENUE RECOGNITION FOR PRODUCT SALES

   Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. Substantially all product revenues recorded during the three months and six months ended June 30, 2000 are attributable to sales of light sources and AdvaSeal-S neurosurgery sealant to Ethicon Inc., a Johnson & Johnson Company, and light sources to Genzyme Surgical Products. All product revenues recorded during the three months and six months ended June 30, 1999 are attributable to sales of surgical sealant products to Ethicon Inc.

   NOTE 4.  INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1999 and June 30, 2000, inventories consisted of the following:

                               December 31,     June 30,
                                   1999           2000
                                ----------     ----------
Raw materials                   $  146,906     $  169,837
Work in process                  1,265,623      1,853,949
Finished goods                     161,405        151,324
                                ----------     ----------
                                 1,573,934     $2,175,110
                                ==========     ==========

NOTE 5.  COMPREHENSIVE LOSS

   The components of comprehensive loss for the three month and six months ended June 30, 1999 and 2000 are as follows:

                                    Three months ended June 30,
                                      1999             2000
                                   -----------      -----------
Net loss                           $(4,999,555)     $(3,262,292)

Other comprehensive income:
Change in unrealized loss
      on marketable securities          (4,212)          (6,987)
                                   -----------      -----------
Comprehensive loss                 $(5,003,767)     $(3,269,279)
                                   ===========      ===========


                                     Six months ended June 30,
                                      1999             2000
                                   -----------      -----------
Net loss                           $(9,082,289)     $(6,904,128)

Other comprehensive income:
Change in unrealized loss
      on marketable securities          (3,057)          (6,649)
                                   -----------      -----------
Comprehensive loss                 $(9,085,346)     $(6,910,777)
                                   ===========      ===========



NOTE 6.  EQUITY FINANCING

   On April 18, 2000, the Company issued and sold to Genzyme Coporation 614,250 shares of common stock, $0.01 pare value, at a purchase price of $8.14 per share for aggregate gross proceeds of $5.0 million. The shares were sold to Genzyme pursuant to the terms of the Stock Purchase Agreement which the parties entered into in October 1999 in connection with a North American marketing and distribution agreement.

   ITEM 2.

   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS:

   The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should," "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the captions "Business -Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, of which the captioned discussion is expressly incorporated herein by reference.

   OVERVIEW

   Focal, Inc. was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totaling $28.7 million through June 30, 2000, in connection with these alliances.

   Focal has incurred net losses in each year since its inception, including net losses of approximately $16.8 million during 1999. At June 30, 2000, Focal had an accumulated deficit of $83.1 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses.

   Focal expects to incur net losses at least through 2004 and may incur net losses in subsequent periods although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon successfully commercializing its FOCALSEAL-TM- surgical sealants in North

   America. The Company has exclusive marketing and distribution partners for the majority of its products throughout the world, including Genzyme Surgical Products, a division of Genzyme Corporation, in North America and Ethicon, Inc., a Johnson & Johnson company, in Europe and other international markets. The Company's ability to achieve and sustain profitability is dependent in large part on the ability of its marketing partners to effectively market and distribute the Company's sealant products. There can be no assurance that Focal will successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability.

   Focal introduced its first commercial product, FOCALSEAL-L surgical sealant for lung surgery indications, in Europe in 1998 through its strategic marketing alliance with Ethicon. Focal launched its FOCALSEAL-L surgical sealant in North America through its marketing partner, Genzyme Surgical Products, in July 2000. Focal anticipates that revenues derived from the sales of FOCALSEAL-L surgical sealant for lung surgery will account for all of the Company's near term product revenues.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

   Revenues for the three months ended June 30, 2000 (the "2000 Quarterly Period") decreased to $414,000 from $774,000 for the three months ended June 30, 1999 (the "1999 Quarterly Period"). Product revenues decreased to $397,000 for the 2000 Quarterly Period from product revenues of $679,000 in the 1999 Quarterly Period. The decrease in product revenues was primarily due to Ethicon selling product from previously purchased inventory. Focal anticipates that Ethicon will continue to sell previously purchased FocalSeal-L inventory at least through the third quarter of 2000.

   Collaborative research and development revenues decreased to $17,000 in the 2000 Quarterly Period from $94,000 of collaborative research and development revenues in the 1999 Quarterly Period. The decrease in collaborative research and development revenues was primarily related to revenue from Ethicon-funded sealant projects in the 1999 Quarterly Period which were not in place in the 2000 Quarterly Period but offset by the initiation of a local drug delivery project with Genzyme in the 2000 Quarterly Period.

   Cost of product revenues for the 2000 Quarterly period of $289,000 were recorded relating to the commercial sales of the Company's FOCALSEAL-L surgical sealant and light sources versus cost of product revenues for the 1999 Quarterly Period of $950,000. The decrease in cost of product revenue is primarily attributable to the negative gross margins resulting from the startup phase of the Company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to fixed overhead, and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 2000 Quarterly Period.

   Research and development expenses decreased to $2,164,000 for the 2000 Quarterly Period, from $4,085,000 for the 1999 Quarterly Period. This decrease was primarily due to the transition from research and development to commercialization. In addition, research and development expenses decreased in the 2000 Quarterly Period due to a slower than anticipated patient enrollment in the Company's current U.S. neurosurgical clinical trial. During the 1999 Quarterly Period, the Company was engaged in a European clinical trial of FocalSeal-S surgical sealant for neuro-surgery indications.

   Sales, General and administrative expenses increased to $1,353,000 for the 2000 Quarterly Period, compared with $934,000 for the 1999 Quarterly Period. This increase is due to the sales and marketing expenses relating to the U.S. product launch of FocalSeal-L Surgical Sealant, which commenced in June. We expect selling, general, and administrative expenses to increase as we continue to expand our North American operations, increase our direct sales force, and engage in activities to further commercialize our FocalSeal surgical sealant products.

   Interest income, net of interest expense, decreased to $129,000 for the 2000 Quarterly Period, from $195,000 for the 1999 Quarterly Period, as a result of lower average cash balances available for investment. We expect interest income to decrease during the remainder of 2000 due to lower average cash balances for investment.

   The Company recorded a net loss of $(3,262,000) for the 2000 Quarterly Period compared to a net loss of $(4,999,555) in the 1999 Quarterly Period. The decrease in net loss is primarily due to Focal's cost cutting efforts. The Company expects that it will incur net operating losses through at least 2004.

   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

   For the six month period ended June 30, 2000 (the "2000 Six Month Period") revenues decreased to $651,000 from $2,100,000 for the six month period ended June 30, 1999 (the "1999 Six Month Period"). This decrease was primarily due to Ethicon, Inc., a Johnson & Johnson company and Focal's distributor outside of North America, selling product from previously purchased inventory, as well as the absence of revenue from certain collaborative research and development programs that were in place in the 1999 Six Month Period but not the 2000 Six Month Period.

   Cost of product revenues for the 2000 Six Month Period of $745,000 were recorded relating to the commercial sales of the Company's FocalSeal-L surgical sealant product and light sources, versus cost of product revenues of $1,871,000 for the 1999 Six Month Period. The decrease in cost of product revenue is primarily attributable to the negative gross margins in the 2000 Six Month Period resulting from the company's manufacturing operations and the resulting lack of economies of scale. Additionally, costs related to inventory costing and inefficiencies surrounding sterile fill and finish processes further burdened cost of product revenues for the 2000 Six Month Period.

   Research and development expenses for the 2000 Six Month Period decreased to $4,817,000 from $7,811,000 for the 1999 Six Month Period. This decrease resulted from lower clinical trial costs and controlling costs in the 2000 Six Month Period, compared with the 1999 Six Month Period.

   Sales, General and administrative expenses increased to $2,730,000 in the 2000 Six Month Period compared with $1,945,000 for the 1999 Six Month Period. This increase is due to increased commercialization expenses relating to the Company's products and, in particular, expenses relating to the U.S. product launch of FocalSeal-L, which commenced in June. As a result of surgical sealant product approvals in Canada, Europe and the U.S., Focal anticipates increased marketing and sales headcount and expenses to continue throughout the remainder of the year.

   Insurance recovery income of $475,000 for the 2000 Six Month Period relates to payment for damage to inventory stored offsite.

   Interest income, net of interest expense, decreased to $261,000 for the 2000 Six Month Period, from $446,000 for the 1999 Six Month Period, as a result of lower average cash balances available for investment.

   The Company recorded a net loss of $(6,904,000) for the 2000 Six Month Period compared to a net loss of $(9,082,000) for the 1999 Six Month Period. The decrease in net loss is primarily due to the transition of Focal from primarily being engaged in research and development to a greater focus on sales and marketing. Also, the Company has reduced expenses related to a slower than anticipated patient enrollment in its current U.S. neuro surgical clinical trail in the 2000 Six Month Period when compared to the 1999 Six Month Period. The Company expects that it will incur net operating losses through at least 2002.

   LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its operations primarily from the sale of capital stock in private placements as well as the Company's 1997 initial public offering. In addition, Focal has received $10.0 million in equity investments from Genzyme Surgical Products, in connection with the agreement described below. Through June 30, 2000, the Company has raised approximately $93.5 million from equity financings and has received $7.1 million in equipment lease financing. In addition, the Company has received collaborative funding, exclusive of equity investments, from Ethicon and other corporate partners totaling approximately $28.5 million through June 30, 2000. At June 30, 2000, the Company had cash, cash equivalents and marketable securities of $11,183,122.

   Cash used in operations totaled $7.1 million for the six months ended June 30, 2000, as compared to cash used in operations of $9.1 million for the same period in 1999. The decrease in cash used in operations was due to lower net losses incurred in 2000, compared to 1999, as well as lower investments in working capital. Cash used in operations is equal to the net loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

   Capital expenditures from inception through June 30, 2000 totaled $8.5 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of June 30, 2000, the Company did not have any material commitments for future capital expenditures.

   In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme Surgical Products, Focal and Genzyme Surgical Products entered into a Stock

   Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Surgical over an eighteen month period. The first $5.0 million purchase was made by Genzyme Surgical in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. The second investment, $5.0 million, was made by Genzyme on April 14, 2000, with Genzyme purchasing approximately 614,000 shares at a 25% premium to the twenty day average closing price of the Company's common stock prior to the investment. At Focal's option, up to two additional $5.0 million investments will be made by Genzyme Surgical Products. The final two investments of $5.0 million each may be called by Focal in October 2000 and April 2001, respectively. These final two investments will be priced based upon the twenty day trading average of the Company's common stock.

   The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least 16 months. The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including the sale of up to an additional $10.0 million of the Company's common stock to Genzyme Corporation, subject to the satisfaction of specified closing conditions. In addition, the Company has obtained equipment lease financing and other forms of debt financing and may continue to pursue opportunities to obtain additional lease or debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

   Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $215,000 at June 30, 2000. Payments under these agreements are typically made on a quarterly or monthly basis.

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

   The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of June 30, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

PART II.  OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds.

   There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration Statement on Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended December 31, 1999.

   On April 14, 2000, Focal sold 614,250 shares of its Common Stock, $.01 par value per share, to Genzyme Corporation, for aggregate proceeds of $4,999,995. No person acted as an underwriter with respect to this transaction. Focal relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from the registration requirements of the Securities Act, since no registration of the shares to be offered was made prior to issuance and sale.

   Item 4.        Submission of Matters to a Vote of Security Holders.

   On May 24, 2000, Focal held its annual meeting of stockholders. The following sets forth items submitted to a vote of the stockholders of Focal and the votes cast in respect to such items.

   1. Election of Donald A. Grilli and Robert Langer, Ph.D. as Class III directors of Focal:

                  Donald A. Grilli:         11,266,137        for
                                            501,524           vote withheld

                  Robert Langer, Ph.D.:     11,236,804       for
                                            530,857          vote withheld

   2. To approve an amendment to Focal's 1999 Stock Incentive Plan increasing from 875,000 to 1,525,000 the number of shares of Focal's Common Stock reserved for issuance under the plan:

                  9,461,153 for  2,292,274 against 14,234 abstain 0 unvoted

   3. Ratification of the appointment of Ernst and Young LLP as independent auditors of Focal for the fiscal year ending December 31, 2000:

                  $11,682,135 for 78,661 against 6,865 abstain 0 unvoted

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

         Date:    August 14, 2000      FOCAL, INC.

                                       By:  /s/ Robert J. DePasqua
                                            ----------------------
                                            Robert J. DePasqua
                                            President and C.E.O.
                                            (Principal Executive
                                            Officer)

                                       By: /s/ Harry R. Trout III
                                           -----------------------
                                           Harry R. Trout III
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this Quarterly Report on form
10-Q:

   Exhibit No.                      Description
   -----------                      -----------

   10.1                             Preferred Shares Rights Agreement dated as of
                                    December 17,1997, as amended by Amendment
                                    No. 1 to Rights Agreement, dated March 31,
                                    2000, by and between the Company and Norwest
                                    Bank Minnesota, N.A., as Rights Agent

   27                               Financial Data Schedule

   99.1                             Pages 12 through 24 of the Company's Annual
                                    Report on form 10-K for the year ended
                                    December 31, 1999, as filed with the
                                    Securities and Exchange Commission (which pages are deemed filed hereunder except to the extent that portions are not expressly incorporated by reference).