Form 10-Q
period 2000-09-30
FOCAL INC
filed 2000-11-14
CIK 911684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                      4 MAGUIRE ROAD, LEXINGTON, MA 02421
                    (Address of principal executive offices
                              including zip code)

                                 (781) 280-7800
              (Registrant's telephone number including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

    As of October 31, 2000, the Registrant had 14,903,597 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FOCAL, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                              PAGE NUMBER
                                                              ------------
INDEX.......................................................        2

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements
  Condensed Balance Sheets at December 31, 1999 and
    September 30, 2000......................................        3
  Condensed Statements of Operations for the Three Months
    and Nine Months Ended September 30, 1999 and 2000.......        4
  Condensed Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 2000.......................        5
  Notes to Condensed Financial Statements...................        6

ITEM 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................        8

ITEM 3--Qualitative and Quantitative Disclosures About
  Market Risk...............................................       12

PART II--OTHER INFORMATION

ITEMS 1 through 6...........................................       13

SIGNATURES..................................................       14

EXHIBIT INDEX...............................................       15

PART I--FINANCIAL INFORMATION

    ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                  FOCAL, INC.
                            CONDENSED BALANCE SHEETS

                                                      DECEMBER      SEPTEMBER
                                                        1999          2000
                                                     -----------   -----------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents........................    8,746,897     6,895,616
  Marketable securities............................    4,715,842       201,320
  Inventories......................................    1,573,934     2,716,634
  Accounts receivable and prepaid expenses.........      557,461     1,228,917
                                                     -----------   -----------
Total current assets...............................   15,594,134    11,042,487

Notes receivable from related parties..............      271,753       290,909

Property, plant & equipment, net...................    2,871,034     2,315,206

Other assets.......................................       14,025        14,660
                                                     -----------   -----------
Total assets.......................................  $18,750,946   $13,663,262
                                                     ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........    3,343,409     3,386,142
  Current portion of capital lease obligations.....      926,041       734,114
                                                     -----------   -----------
Total current liabilities..........................    4,269,450     4,120,256

Capital lease obligations..........................    1,333,090       810,705

Total stockholders' equity.........................   13,148,406     8,732,301
                                                     -----------   -----------
Total liabilities and stockholders' equity.........  $18,750,946   $13,663,262
                                                     ===========   ===========

                            See accompanying notes.

                                  FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   --------------------------
                                               1999          2000           1999          2000
                                            -----------   -----------   ------------   -----------
Revenues:
  Collaborative R&D revenues..............  $    18,236   $    33,083   $    720,635   $    50,295
  Product revenues........................       12,986       486,872      1,410,085     1,121,311
                                            -----------   -----------   ------------   -----------
    Total revenues........................       31,222       519,955      2,130,720     1,171,606

Costs and Expenses:
  Cost of product revenues................      201,311       632,291      2,072,691     1,384,874
  Research & development..................    3,410,460     1,462,246     11,221,694     6,249,816
  Sales, general & administrative.........      925,083     1,590,414      2,870,390     4,352,862
                                            -----------   -----------   ------------   -----------
  Total costs and expenses................    4,536,854     3,684,951     16,164,775    11,987,552

Insurance recovery........................                                                 475,408
Interest income (net).....................      138,859       112,394        584,994       383,808
                                            -----------   -----------   ------------   -----------
Net Loss..................................  ($4,366,773)  ($3,052,602)  ($13,449,061)  ($9,956,730)
                                            ===========   ===========   ============   ===========
Basic and diluted net loss per share......  $     (0.32)  $     (0.20)  $      (0.99)  $     (0.68)
                                            ===========   ===========   ============   ===========
Shares used in computing net loss per
  share...................................   13,441,931    14,900,436     13,551,856    14,640,424
                                            ===========   ===========   ============   ===========

                                  FOCAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1999          2000
                                                              ------------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(13,449,061)  $(9,956,730)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       827,029       793,247
  Amortization of deferred compensation.....................       237,557       175,487
  Interest income accrued on notes receivable from related
    parties.................................................       (49,424)      (28,478)
  Gain on disposal of equipment, furniture and fixtures.....           828       (14,946)
  Increase (decrease) in cash arising from changes of
    operating assets and liabilities:
    Accounts receivable and prepaid expenses................       718,576      (671,456)
    Inventories.............................................      (544,565)   (1,142,700)
    Accounts payable and accrued liabilities................    (1,041,241)      (17,149)
    Other assets............................................          (419)         (635)
    Notes receivable--from related parties..................        41,094         9,323
                                                              ------------   -----------
Net cash used in operating activities.......................   (13,259,626)  (10,854,036)

INVESTING ACTIVITIES
Sale of marketable securities...............................    17,921,393     9,135,606
Purchase of marketable securities...........................    (3,087,226)   (4,628,102)
Purchase of property and equipment..........................    (1,065,275)     (222,472)
                                                              ------------   -----------
Net cash provided by (used in) investing activities.........    13,768,892     4,285,032

FINANCING ACTIVITIES
Proceeds from equity financing, net of issuance costs.......                   5,000,000
Proceeds from exercise of stock options.....................       175,274       152,181
Proceeds from issuance of common stock under the employee
  stock purchase plan.......................................       125,868        59,882
Principal payments on notes receivable......................       466,946       219,972
Proceeds from lease financing...............................       753,772        79,085
Principal payments on capital lease obligations.............      (809,031)     (793,397)
                                                              ------------   -----------
Net cash provided by financing activities...................       712,829     4,717,723
Net decrease in cash and cash equivalents...................     1,222,095    (1,851,281)
Cash and cash equivalents at beginning of the period........  $  8,516,936   $ 8,746,897
                                                              ------------   -----------
Cash and cash equivalents at end of the period..............  $  9,739,031   $ 6,895,616
                                                              ============   ===========

                            See accompanying notes.

                                  FOCAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    Focal, Inc. develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

    The accompanying unaudited, condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

    The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000. These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB #101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company believes this interpretation will not have a significant effect on its financial statements.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of AFB Opinion No. 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its financial statements.

NOTE 3. NET LOSS PER SHARE

    Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

NOTE 4. REVENUE RECOGNITION FOR PRODUCT SALES

    Revenues from product sales are recorded in full as product shipments are made, as there are no contractual right of return or stock rotation privileges. Substantially all product revenues recorded

                                  FOCAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                            (UNAUDITED) (CONTINUED)

NOTE 4. REVENUE RECOGNITION FOR PRODUCT SALES (CONTINUED) during the three months and nine months ended September 30, 2000 are attributable to sales of light sources and AdvaSeal-S neurosurgery sealant to Ethicon Inc., a Johnson & Johnson Company, and light sources and FocalSeal-Registered Trademark---L to Genzyme Surgical Products. All product revenues recorded during the three months and nine months ended September 30, 1999 are attributable to sales of surgical sealant products to Ethicon Inc.

NOTE 5. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1999 and September 30, 2000, inventories consisted of the following:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           2000
                                                      ------------   -------------
Raw materials.......................................   $  146,906     $  370,058
Work in process.....................................    1,265,623      2,002,319
Finished goods......................................      161,405        344,257
                                                       ----------     ----------
                                                        1,573,934     $2,716,634
                                                       ==========     ==========

NOTE 6. COMPREHENSIVE LOSS

    The components of comprehensive loss for the three month and nine months ended September 30, 1999 and 2000 are as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Net loss...........................................  $(4,366,773)  $(3,052,602)

Other comprehensive income:
Change in unrealized gain on marketable
  securities.......................................        9,881         7,969
                                                     -----------   -----------
Comprehensive loss.................................  $(4,356,892)  $(3,044,633)
                                                     ===========   ===========

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1999          2000
                                                    ------------   -----------
Net loss..........................................  $(13,449,061)  $(9,956,730)
Other comprehensive income:
Change in unrealized gain on marketable
  securities......................................         6,824         1,320
                                                    ------------   -----------
Comprehensive loss................................  $(13,442,237)  $(9,955,410)
                                                    ============   ===========

NOTE 7. EQUITY FINANCING

    On April 18, 2000, the Company issued and sold to Genzyme Corporation 614,250 shares of common stock, $0.01 par value, at a purchase price of $8.14 per share for aggregate gross proceeds of $5.0 million. The shares were sold to Genzyme pursuant to the terms of the Stock Purchase Agreement, which the parties entered into in October 1999 in connection with a North American marketing and distribution agreement.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This Management's Discussion and Analysis contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should," "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the captions "Business--Patents and Proprietary Rights," "--Government Regulation," "--Sales and Marketing," "--Manufacturing," "--Competition and Technological Change," "--Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, of which the captioned discussion is expressly incorporated herein by reference.

OVERVIEW

    Focal, Inc. was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totaling $29.2 million through September 30, 2000, in connection with these alliances.

    Focal has incurred net losses in each year since its inception, including net losses of approximately $16.8 million during 1999. At September 30, 2000, Focal had an accumulated deficit of $86.1 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses.

    Focal expects to incur net losses at least through 2004 and may incur net losses in subsequent periods although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon successfully commercializing its FocalSeal-Registered Trademark- surgical sealants in North America. The Company has exclusive marketing and distribution partners for the majority of its products throughout the world, including Genzyme Surgical Products, a division of Genzyme Corporation, in North America and Ethicon, a Johnson & Johnson company, in Europe and other international markets. The Company's ability to achieve and sustain profitability is dependent in large part on the ability of its marketing partners to effectively market and distribute the Company's sealant products. There can be no assurance that Focal will successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability.

    Focal introduced its first commercial product, FocalSeal-Registered Trademark--L surgical sealant for lung surgery indications, in Europe in 1998 through its strategic marketing alliance with Ethicon. Focal launched its FocalSeal-Registered Trademark--L surgical sealant in North America through its marketing partner, Genzyme Surgical Products, in July 2000. Focal anticipates that revenues derived from the sales of FocalSeal-Registered Trademark--L surgical sealant for lung surgery will account for nearly all of the Company's near term product revenues.

    The Company has been working to expedite its current clinical trial for use of its FocalSeal-Registered Trademark--S neuro surgical sealant by revising the trial to include a broader study population and a less complicated study protocol. The Company has suspended enrollment of patients under the current protocol until a more efficient trial format can be agreed upon with the FDA. Company officials and several of its neurosurgeon advisors met with the FDA in September 2000 to review the proposed changes. Although the Company believes that some progress was made, there was no final resolution of the request during the meeting. The Company is continuing to work with the FDA and its advisors toward developing an acceptable revised trial protocol. FocalSeal-Registered Trademark--S neuro surgical sealant has been approved for sale in Europe since November 1999 and is currently distributed under the trade name AdvaSeal-Registered Trademark--S by Ethicon.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    Total revenues for the three months ended September 30, 2000 (the "2000 Quarterly Period"), increased to $520,000 from $31,000 for the three months ended September 30, 1999 (the "1999 Quarterly Period"). Product revenues increased to $487,000 for the 2000 Quarterly Period from product revenues of $13,000 in the 1999 Quarterly Period. The increase in product revenues primarily resulted from U.S. sales of the Company's FocalSeal-Registered Trademark--L lung sealant system, which was launched in July 2000. Sales outside of the U.S. for the third quarter 2000 were $24,000.

    Collaborative research and development revenues increased to $33,000 in the 2000 Quarterly Period from $18,000 of collaborative research and development revenues in the 1999 Quarterly Period. The increase in collaborative research and development revenues was primarily related to income from Genzyme for a local drug delivery project.

    Cost of product revenues for the 2000 Quarterly period of $632,000 were recorded relating to the commercial sales of the Company's
FocalSeal-Registered Trademark-L surgical sealant and light sources compared to cost of product revenues for the 1999 Quarterly Period of $201,000. The increase in cost of product revenue is primarily related to commercialization expenses and high fixed costs due to low volume production. Although the cost of product revenues continues to exceed product revenue, when compared to the 1999 Quarterly Period, unit costs have been decreasing--a reflection of improving manufacturing efficiencies and cost control.

    Research and development expenses decreased to $1,462,000 for the 2000 Quarterly Period, from $3,410,000 for the 1999 Quarterly Period. This decrease was primarily due to the transition from research and development to commercialization. Additionally, research and development expenses decreased in the 2000 Quarterly Period due to suspension of the Company's current US neurosurgical clinical trial.

    Sales, General and administrative expenses increased to $1,590,000 for the 2000 Quarterly Period, compared with $925,000 for the 1999 Quarterly Period. This increase is due to the sales and marketing expenses relating to the U.S. product launch of FocalSeal-Registered Trademark-L Surgical Sealant, which commenced in July 2000. We expect selling, general, and administrative expenses to increase as we continue to augment our direct sales staff and seek to broaden our North American market penetration.

    Interest income, net of interest expense, decreased to $112,000 for the 2000 Quarterly Period, from $139,000 for the 1999 Quarterly Period, as a result of lower average cash balances available for investment. We expect interest income to decrease during the remainder of 2000 due to lower average cash balances for investment.

    The Company recorded a net loss of $(3,053,000), or $(0.20) per share, for the 2000 Quarterly Period compared to a net loss of $(4,367,000), or $(0.32) per share, in the 1999 Quarterly Period. The decrease in net loss is primarily due to Focal's cost cutting efforts and an increased revenue stream. The Company expects that it will incur net operating losses through at least 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    For the nine month period ended September 30, 2000 (the "2000 Nine Month Period") total revenues decreased to $1,172,000 from $2,131,000 for the nine month period ended September 30, 1999 (the "1999 Nine Month Period"). Product revenues for the 2000 Nine Month Period related primarily to the U.S. product launch of FocalSeal-Registered Trademark-L, while product revenues for 1999 were related entirely to sales outside of the U.S. Sales outside the U.S. for the first nine months of 2000 were $350,000. Ethicon, a Johnson & Johnson Company, Focal's distributor outside of North America, continues to sell product from previously purchased inventory. However, Focal expects modest shipments of FocalSeal-Registered Trademark--L lung surgery sealant to Ethicon beginning in the fourth quarter since the excess European inventory has been worked off over the past 12 months and inventory is now more in line with actual quarterly customer demand.

    Cost of product revenues for the 2000 Nine Month Period of $1,385,000 were recorded relating to the commercial sales of the Company's
FocalSeal-Registered Trademark--L surgical sealant product and light sources, versus cost of product revenues of $2,073,000 for the 1999 Nine Month Period. The decrease in cost of product revenue is primarily attributable to decreased product revenues in the 2000 Nine Month Period. As mentioned above, the cost of product revenues continues to exceed product revenue. When compared to the 1999 Nine Month Period, unit costs have been decreasing--a reflection of improving manufacturing efficiencies and cost control.

    Research and development expenses for the 2000 Nine Month Period decreased to $6,250,000 from $11,222,000 for the 1999 Nine Month Period. This decrease resulted from lower clinical trial costs as a result of the Company's shift to product commercialization in the 2000 Nine Month Period, compared with the 1999 Nine Month Period.

    Sales, General and administrative expenses increased to $4,353,000 in the 2000 Nine Month Period compared with $2,870,000 for the 1999 Nine Month Period. This increase is due to increased commercialization expenses relating to the Company's products and, in particular, expenses relating to the US product launch of FocalSeal-Registered Trademark--L, which commenced in July 2000. As a result of surgical sealant product approvals in Canada, Europe and the US, Focal anticipates increased marketing and sales headcount and expenses to continue throughout the remainder of the year.

    Insurance recovery income of $475,000 for the 2000 Nine Month Period relates to a payment for damage to inventory stored offsite.

    Interest income, net of interest expense, decreased to $384,000 for the 2000 Nine Month Period, from $585,000 for the 1999 Nine Month Period, as a result of lower average cash balances available for investment.

    The Company recorded a net loss of $(9,957,000), or $(0.68) per share, for the 2000 Nine Month Period compared to a net loss of $(13,449,000), or $(0.99) per share, for the 1999 Nine Month Period. The decrease in net loss primarily reflects the transition of Focal from a research and development company to one with an expanding product line and initial market penetration. Additionally, the Company has reduced expenses related to a slower than anticipated patient enrollment, and subsequent deferral, of its current US neuro surgical clinical trail in the 2000 Nine Month Period when compared to the 1999 Nine Month Period. The Company expects that it will incur net operating losses through at least 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily from the sale of capital stock in private placements as well as the Company's 1997 initial public offering. In addition, Focal has received $10 million in equity investments from Genzyme Surgical Products, in connection with the agreement described below. Through September 30, 2000, the Company has raised approximately $93.5 million from equity financings and has received
$7.1 million in equipment lease financing. In addition, the Company has received collaborative funding, exclusive of equity investments, from Ethicon, Genzyme, and other corporate partners totaling approximately $28.6 million through September 30, 2000. At September 30, 2000, the Company had cash, cash equivalents and marketable securities of $7,097,000 compared to $13,463,000 at December 1999.

    Cash used in operations totaled $10.9 million for the nine months ended September 30, 2000, as compared to cash used in operations of $13.3 million for the same period in 1999. The decrease in cash used in operations was due to lower research and development expenditures and lower net losses incurred in 2000, compared to 1999, as well as lower investments in working capital. Cash used in operations is equal to the net loss incurred for each period, plus non-cash charges such as depreciation and amortization of property and equipment plus any changes in working capital.

    Capital expenditures from inception through September 30, 2000 totaled
$8.9 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of September 30, 2000, the Company did not have any material commitments for future capital expenditures.

    In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme Surgical Products, Focal and Genzyme Surgical Products entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Surgical over an eighteen month period. The first $5.0 million purchase was made by Genzyme Surgical in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. Genzyme made the second investment, $5.0 million, on April 14, 2000, with Genzyme purchasing approximately 614,000 shares at a 25% premium to the twenty day average closing price of the Company's common stock prior to the investment. At Focal's option, up to two additional $5.0 million investments will be made by Genzyme Surgical Products. The final two investments of $5.0 million each may be called by Focal in December 2000 and June 2001, respectively. These final two investments will be priced based upon the twenty day trading average of the Company's common stock.

    The Company believes that its existing capital resources, in conjunction with additional equity financing from Genzyme Corporation, will be sufficient to satisfy its current and projected funding requirements for at least 13 months. The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including the sale of up to an additional $10.0 million of the Company's common stock to Genzyme Corporation, as described above, subject to the satisfaction of specified closing conditions. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with corporate partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates.

    Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $322,000 at September 30, 2000. Payments under these agreements are typically made on a quarterly or monthly basis.

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

    The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of September 30, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings.
         None.

Item 2.  Changes in Securities and Use of Proceeds.

         There have been no material changes in the use of proceeds from the sale of securities under the Company's Registration
         Statement on Form S-1 (333-38379), which was declared effective on December 11, 1997, from that set forth in the Company's report on Form 10-K for the year ended
         December 31, 1999.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

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

    Date: November 9, 2000

                                                       FOCAL, INC.

                                                       By:  /s/ ROBERT J. DEPASQUA
                                                            -----------------------------------------
                                                            Robert J. DePasqua
                                                            President and C.E.O.
                                                            (Principal Executive
                                                            Officer)

                                                       By:  /s/ HARRY R. TROUT III
                                                            -----------------------------------------
                                                            Harry R. Trout III
                                                            Chief Financial Officer
                                                            (Principal Financial
                                                            and Accounting Officer)

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this Quarterly Report on form 10-Q:

EXHIBIT NO.  DESCRIPTION

10.1         Separation Agreement--Tom Bromander

10.2         Separation Agreement--Peter Jarrett

10.3         Separation Agreement--Ronald Rodowsky

10.4         Separation Agreement--Harry Trout III

27           Financial Data Schedule

99.1         Risk Factors--Pages 12 through 24 of the Company's Annual
             Report on form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (which pages are deemed filed under except to the extent that portions are not expressly incorporated by reference).