Form 10-K
period 2000-12-31
FOCAL INC
filed 2001-04-02
CIK 911684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                             PURSUANT TO SECTIONS 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended: December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ___ to ___

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

                          Common Stock, $0.01 par value
                                (Title of Class)
                         Preferred Share Purchase Rights
                                (Title of Class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $12,745,000 as of March 20, 2001, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 20, 2001, the Registrant had outstanding 17,364,401 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

Item 1. BUSINESS

The Company

      Focal, Inc. ("Focal" or the "Company") develops, manufactures and commercializes a unique family of biodegradable polymers based on the Company's proprietary technology. This unique technology provides a platform for medical devices and drug delivery vehicles. The first product developed from Focal's technology platform is FocalSeal-L lung surgical sealant, which was approved by the U.S. Food and Drug Administration ("FDA") for lung surgery in May 2000 and launched in the U.S. in July 2000. The Company's family of FocalSeal surgical sealant products is currently being developed for use inside the body to seal leaks resulting from neurological, cardiovascular and gastrointestinal surgery. The Company has entered into an exclusive marketing and distribution agreement for its FocalSeal-L lung, cardiovascular and gastrointestinal surgical sealant products in North America with Genzyme Biosurgery (formerly Genzyme Surgical Products), a division of Genzyme Corporation ("Genzyme Biosurgery"). In markets outside North America, Focal has entered into a marketing and distribution agreement for all of its surgical sealant products with Ethicon, Inc., a division of Johnson & Johnson ("Ethicon"). The Company has received FDA and CE mark approval for FocalSeal(TM)-L surgical sealant for lung indications and has received CE mark approval of FocalSeal-S surgical sealant for neurosurgery indications in Europe. In addition, the Company has received marketing approval for FocalSeal-L surgical sealant in Canada.

      There are more than 4 million open and minimally invasive lung, neurological, cardiovascular and gastrointestinal surgical procedures performed each year worldwide. In many of these procedures, air or fluid leaks may arise and cannot be effectively treated with existing wound closure products such as sutures and staples. These leaks may occur in an unpredictable and unexpected manner, and the Company's products, may be effective in reducing such post-surgical leaks. Because of the unpredictable nature of these leaks, it may be difficult at the completion of surgery for the surgeon to determine whether a particular surgical site will leak. Accordingly, the Company believes that its FocalSeal surgical sealants may be used routinely in certain procedures. The Company has successfully completed clinical trials of FocalSeal-L surgical sealant for lung surgery in the United States and in Europe. In these clinical trials, FocalSeal-L surgical sealant was effective in sealing air and fluid leaks following lung surgery and no unanticipated adverse device effects were observed. Focal has also completed a clinical trial of FocalSeal-S surgical sealant for neurosurgery in Europe and is working with the FDA on a U.S. clinical trial. Focal intends to develop products for cardiovascular and gastrointestinal surgery indications, although the timing and magnitude of these efforts are dependent on the Company securing additional resources.

      Patients with persistent air or fluid leaks may require prolonged hospitalization, have more complications, higher levels of post-operative pain, and a higher risk of mortality. Sutures and staples represent the principal products comprising the over $2.8 billion worldwide wound closure market. Sutures and staples work very effectively in bringing dissected tissues back together after surgery. However, sutures and staples alone do not have inherent sealing capabilities, and therefore cannot consistently eliminate air and fluid leakage at the wound site.

      Focal's surgical sealants have the following features which the Company believes allow the product to effectively reduce the incidence of air and fluid leaks following surgery:

      o provides an effective seal;

      o adheres and conforms very well to underlying tissue;

      o expands and contracts with tissue;

      o is safe and easy to use;

      o remains intact during the critical wound healing process; and

      o is bioabsorbable.

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

      Focal believes the use of its FocalSeal surgical sealants could potentially shorten patient recovery times and hospital stays, and reduce post-surgical complications. Focal's pivotal U.S. clinical trial of FocalSeal-L surgical sealant for lung surgery demonstrated a trend toward earlier patient discharge from the hospital.

      The Company received FDA approval for FocalSeal-L lung surgical sealant in the United States in May 2000 and launched the product in July 2000 through Genzyme Biosurgery's sales force. Currently, FocalSeal-L is the only FDA approved lung sealant in the U.S.

      FocalSeal-S surgical sealant, the Company's second surgical sealant formulation, is being developed initially to be used to seal cerebrospinal fluid ("CSF") leaks following neurosurgery. Focal received CE Mark approval for this product in November of 1999. The Company is working with the FDA to receive an IDE approval for a clinical trial in the United States.

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

      Focal also intends to develop other applications for the liquid formulations of its platform polymer technology, including local drug delivery vehicles. In local drug delivery applications, the Company believes that its polymers can deliver high concentrations of drugs at local disease sites, thereby potentially enhancing efficacy and reducing toxicity associated with systemic delivery of drugs. The Company believes that its polymer technology will be uniquely effective because it adheres to the target tissue while it is releasing drugs. Focal has demonstrated in preclinical models the ability to obtain sustained release of drugs at a local disease site.

      Focal's family of surgical sealants and its other products under development are based on the Company's proprietary synthetic absorbable polymer technology. The Company's liquid formulations are comprised primarily of water, absorbable polymers such as polyethylene glycol ("PEG") and other synthetic components. These components are widely used in other medical products approved for use inside the body, including synthetic absorbable sutures. The Company designs its proprietary polymer formulations in order to control characteristics such as absorption, viscosity, setting time, strength, flexibility and elasticity. This enables the Company to tailor formulations for particular surgical applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and then converted by light into solid gels inside the body. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The resulting solid gel is then absorbed and eliminated from the body over periods of time varying from weeks to months to years.

      The Company believes it has built a strong patent portfolio related to its polymer technology. As of December 31, 2000, the Company has received, licensed or believes it has the option or right to license 47 issued United States patents and 36 foreign patents corresponding to certain of the issued United States patents and has 23 patent applications pending in the United States, as well as foreign counterparts of certain of these applications.

      Focal was incorporated in Delaware in June 1991. The Company's principal executive offices are located at 4 Maguire Road, Lexington, Massachusetts 02421. Its telephone number is (781) 280-7800.

Surgical Sealant Market

      Effective closure of internal wounds following surgical procedures is critical to the restoration of the function of injured and diseased tissue and the ultimate success of the surgical procedure. Failure to effectively seal surgical wounds can result in leakage of air in lung surgery, cerebrospinal fluid in neurosurgery, blood in cardiovascular surgery, and gastrointestinal contents in gastrointestinal surgery. Air and fluid leaks resulting from surgical procedures can lead to significant post-surgical morbidity that may result in prolonged hospitalization, higher levels of postoperative pain and complications and a higher mortality rate.

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

      The limitations of sutures and staples in sealing certain air and fluid leaks have led to the adaptation of other technologies to augment wound closure. These alternatives include the use of liquid fibrin glues and non-liquid collagen patch products. Fibrin glues were originally developed as hemostatic agents to stop diffuse bleeding. They have limited effectiveness in many surgical sealant applications because they do not adhere strongly to, or move and expand with underlying tissue, particularly moist tissue. They are also not capable of withstanding high pressure leaks. In spite of these limitations, annual international sales of fibrin glue sealants are estimated to be approximately $200 million.

      Collagen patches have similar limitations, in that they are not highly adherent, strong or elastic. In addition, both collagen patches and fibrin glues are absorbed by enzymatic reaction. Enzymatic reaction can result in variable absorption time from patient to patient, depending upon metabolic rates, and can potentially result in absorption prior to healing of the surgical site. Collagen patches and fibrin glues are derived from animal by-products, including bovine collagen and bovine and/or human plasma. These derivatives have resulted in significant safety concerns such as disease transmission. Furthermore, the wound closure industry has undergone a significant shift away from animal-derived materials to synthetic materials due to the more predictable absorption, superior performance characteristics and more favorable safety profile of synthetic sutures. Currently, the Company estimates that over 65% of suture materials are synthetic, as compared to only approximately 25% in 1975.

      Due to the limitations of sutures and staples in achieving rapid, leakproof wound closure and the inadequacy of animal by-product sourced glues and patches, Focal believes that a significant market opportunity exists for its synthetic, absorbable, effective, surgical sealants.

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

      The Company's proprietary liquid formulations are primarily comprised of water, absorbable polymers such as polyethylene glycol, or PEG, and other synthetic components. Water makes up approximately 65 to 80% of Focal's formulations and PEG and other synthetic components comprise the remaining 20 to 35% of the formulation. The components of Focal's surgical sealants are widely used in other medical products approved for use inside the body, such as synthetic absorbable sutures, intravenously administered pharmaceuticals, pain medications and eye drops. The Company designs its proprietary polymer formulations in order to control characteristics such as absorption, viscosity, setting-time, strength, flexibility and elasticity. This enables the Company to tailor polymers for particular applications. A key distinguishing characteristic of the Company's polymer formulations is that they are applied as liquids and are converted by light into solid gels inside the body, a process known as photopolymerization. The solid gel formed after the light has been applied is highly flexible, elastic and transparent and strongly adheres to moist or dry tissue. The design and macromer composition of the Company's polymers enable them to convert quickly to solid gels without generating heat, which is a significant clinical advantage over other in vivo polymerizable materials.

      The key technological hurdle which the Company overcame in the development of its synthetic, liquid surgical sealants, was the crucial need to adhere strongly to moist tissue surfaces. The Company's surgical sealants adhere to tissue as a result of a proprietary two-step priming and sealing process. To use FocalSeal surgical sealant, the physician first applies a liquid primer, which penetrates the uneven surfaces of the tissue. Once the primer is brushed on, the sealant is applied over the primer and both are exposed to a specific wavelength of visible light. The primer and sealant contain a photoinitiator, which enables them to convert rapidly to a solid gel upon exposure to light. The viscosity and rapid conversion characteristics of the Company's surgical sealants enable the physician to apply the sealant where desired and avoid significant run-off of the material prior to its conversion to gel. Surgeons can perform the entire surgical sealant application process quickly and efficiently after sufficient training.

      The key properties of the Company's synthetic sealant polymers are:

      o Adherence to Tissue. The Company's FocalSeal surgical sealants adhere well to both moist and dry tissue, a requirement for an effective sealant. The combination of a viscous liquid formulation polymer incorporating a photoinitiator enables the Company's polymers to adhere to tissue when applied as a liquid and to convert to gel rapidly when exposed to light. The Company's sealants have been shown to be four times more tissue adherent than fibrin glues.

      o Strength, Flexibility and the Ability to Seal Leaks. The composition of the Company's polymers provides a high degree of strength, flexibility and elasticity, enabling them to stretch with the tissue to which they are applied. These qualities are especially significant when the polymers are used in areas where resistance to air and fluid pressure is critical, including the lungs, the dural membrane surrounding the brain, the vascular system and the gastrointestinal tract. The Company's sealants have been shown to be 12 times more resistant to burst pressures than fibrin glues.

      o Customizable Polymer Characteristics. By modifying the chemical composition of its polymers, the Company is able to control characteristics such as absorption, viscosity, strength, flexibility and elasticity. The customizable nature of the Company's polymer technology enables Focal to design and develop products with characteristics and properties that are tailored for specific clinical indications.

      o Hydrolytic Absorption. The Company's synthetic polymers are designed to be predictably broken down by water, a process known as hydrolysis, and are absorbed by the body over a specified period of time depending upon their chemical composition. As a result, the Company's polymers should have a relatively consistent absorption profile from patient to patient. In contrast, collagen patches and fibrin glues are absorbed by enzymatic reaction, which can vary significantly from patient to patient depending upon an individual's metabolism.

      o Totally Synthetic Composition; Safety and Biocompatibility. Focal's synthetic polymers are comprised of materials that are commonly found in other medical products approved for use in humans. The PEG backbone allows the formulations to be water-soluble and biocompatible, resulting in minimal reaction with the tissue to which the polymer is applied. In addition, the absence of animal or human derived materials eliminates safety concerns related to transmission of blood borne diseases such as HIV, hepatitis and mad cow disease. Preclinical toxicology testing of FocalSeal-L and FocalSeal-S surgical sealants, and clinical trials of FocalSeal-L and FocalSeal-S surgical sealants, indicate that these biomaterial formulations are non-toxic and safe.

      o Transparency. The Company's polymers are transparent, enabling the physician to observe the underlying tissue to which the polymers have adhered to confirm sufficient coverage of the wound site. Other products used as surgical sealants, including fibrin glues and collagen patches, are not transparent.

      o Long Acting. The Company's polymers are designed to remain intact during the critical wound healing process.

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

Products and Product Development Programs

      The following table summarizes the status of the Company's products and research and product development programs:


             Product                                                           Marketing Rights
           Development                                                         ----------------
             Program        Indication            Status                   North America  International
           -----------      ----------            ------                   -------------  -------------
           Surgical
           Sealants

           FocalSeal-L        Lung           FDA approved May                  Genzyme       Ethicon
                             Surgery         2000; product                   Biosurgery
                                             launched in the
                                             U.S. July 2000; CE
                                             Mark approval
                                             received March
                                             1998; approval
                                             received in Canada
                                             April 2000

           FocalSeal-S    Neurosurgery       CE Mark approval                  Focal         Ethicon
                                             received November
                                             1999; IDE approval
                                             for expanded
                                             patient population
                                             pending with FDA

           FocalSeal-L   Cardiovascular        Preclinical (1)                 Genzyme       Ethicon
                            surgery                                          Biosurgery

           FocalSeal-L   Gastrointestinal      Preclinical (1)                 Genzyme       Ethicon
                            surgery                                          Biosurgery

           Local Drug        Various           Preclinical (1)                 Focal          Focal
            Delivery

          Tissue Repair      Various           Preclinical (1)                 Focal          Focal
              and
          Restoration

         Other Medical       Various           Preclinical (1)                 Focal          Focal
           Devices
           (hemostats,
           grafts, etc.)

(1) "Preclinical" refers to formulation development and laboratory experimentation in animal models, including animal efficacy, safety and toxicology testing.

      FocalSeal Surgical Sealant Products.

      Focal is developing its FocalSeal-L and FocalSeal-S liquid surgical sealants for use inside the body as an adjunct to sutures and staples to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery. The FocalSeal surgical sealant system consists of a procedure kit containing primer and sealant solutions and disposable applicators, a light source used for converting Focal's product from a liquid to a solid gel, and a reusable light wand. The Company's FocalSeal-L surgical sealant product for lung surgery is marketed in North America by Genzyme Biosurgery and is being marketed outside North America by Ethicon. Genzyme Biosurgery also has the marketing rights to surgical sealants for cardiovascular and gastrointestinal indications that Focal may develop in the future. Ethicon has marketing rights to all additional surgical sealant products outside North America. Focal has retained the marketing rights to its neurosurgery sealant in North America and has retained manufacturing rights to its products worldwide.

      FocalSeal-L for Lung Surgery. The Company has developed FocalSeal-L surgical sealant to seal air leaks resulting from lung surgery. During lung surgery, air leaks can develop in the lung tissue that has been traumatized during surgery and can unpredictably occur along staple and suture lines. Approximately 300,000 lung surgery procedures, primarily for the treatment of lung cancer, are performed worldwide each year including 190,000 such procedures in the United States. According to the Company's clinical trial data in the U.S. and Europe, the vast majority of patients undergoing lung surgery experience intraoperative air leaks that are not resolved with sutures or staples. Approximately 15% of lung surgery patients have air leaks that persist longer than seven days and approximately 5% of patients have air leaks that are severe enough to warrant additional surgery.

      As air leaks from the lung it accumulates in the thoracic cavity, making breathing difficult because the lung cannot expand and contract normally. As a result, patients require insertion of chest drainage tubes to vent accumulated air. These chest tubes prolong pain and limit patient mobility. In addition to remaining in the hospital until the air leaks are resolved, patients with persistent air leaks must receive more intense nursing observation and care while in the hospital than patients who do not experience air leaks. This additional hospitalization and more intensive care, as well as the additional surgery required for patients whose air leaks are severely prolonged, result in substantial additional healthcare costs. Because it is often not possible to determine at the conclusion of surgery which air leaks are likely to be prolonged or sustained, the Company believes that FocalSeal-L surgical sealant may be used routinely in major lung surgery procedures.

      The FDA approved the Company's FocalSeal-L lung surgical sealant in May 2000 and the product was launched with Genzyme Biosurgery in the U.S. in July 2000. The approval of FocalSeal-L lung surgical sealant in the U.S. was a major milestone for the Company and the product is currently the only FDA approved lung sealant in the U.S.

      A 180 patient, multi-center clinical trial was completed in late 1998 in the United States involving the use of FocalSeal-L surgical sealant in sealing air leaks following lung surgery. The four hospitals involved in the clinical trial were Massachusetts General Hospital, University of Pennsylvania Medical Center, Johns Hopkins University Medical Center and Strong Memorial Hospital. Patients were randomized into the treated (received sutures and/or staples plus FocalSeal-L surgical sealant) or control (received suture and/or staples only) group. In the study, prior to randomization, it was determined that the vast majority of the patients had air leaks following the use of standard sutures and staples. FocalSeal-L surgical sealant was effective in sealing intraoperative air leaks in 92% of the patients who were randomized into the treated group. By contrast, only 29% of those patients in the untreated control group were free of intraoperative air leaks. Through the date of discharge from the hospital, 39% of those patients treated with FocalSeal-L surgical sealant remained leak-free compared with 11% in the control group. In addition, the mean time to air leak cessation was 30.9 hours in the treated group of patients, compared with 52.3 hours in the control group. To summarize, the end points required by the FDA, comparing the treated group with the control group, were as follows:

      o     % of patients leak-free intraoperatively;

      o     % of patients leak-free through hospital discharge; and

      o     time to air leak cessation.

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

      Focal and its marketing partner outside North America, Ethicon, are currently selling FocalSeal-L lung surgical sealant under Ethicon's tradename, AdvaSeal-L, in thirteen countries in Europe and certain other countries including Australia and New Zealand. During 2000, sales of AdvaSeal-L represented 9.39% of the Company's total product revenues. The Company believes that the lack of market acceptance in Europe is due in part to the fact that providers have no financial incentive to shorten hospital stays by using Focal's product instead of conventional products under Europe's health care reimbursement system.

      FocalSeal-S for Neurosurgery. The Company is developing FocalSeal-S surgical sealant to seal the dura, a membrane that encapsulates the brain and spinal cord and contains cerebrospinal fluid ("CSF") for cushioning and support. In cranial surgeries, the neurosurgeon must open the cranium and penetrate through the dural membrane. Following surgery, the neurosurgeon must meticulously suture the dura in an attempt to achieve leakproof closure, a process that may require the use of up to hundreds of small sutures. These attempts are not always successful, resulting in potentially serious CSF leaks. Approximately 600,000 cranial and spinal surgeries are performed annually in the United States, and the Company estimates that 900,000 procedures are performed each year worldwide. Leakage of CSF has been reported to occur in up to 15% of these procedures. Because these leaks occur in an unpredictable manner, an effective surgical sealant may be used prophylactically in cranial surgery procedures. CSF leakage can result in infections, including meningitis, caused by the passage of infectious agents through the dural leak, as well as debilitating headaches.

      In spinal cord surgeries, the surgeon seeks to avoid penetration of the dura. According to published literature, inadvertent penetration of the dura occurs in up to approximately 13% of these procedures. Penetration of the dura can result in leakage of CSF with potential complications similar to those that can arise in cranial surgeries. When inadvertent penetration of the dura occurs in spinal surgeries, the surgeon generally does not elect to use sutures to close the dural leak due to the risk of injuring the spinal cord with the suturing needle. Therefore, there is a real need for a surgical sealant product that can effectively seal CSF leaks in this spinal indication.

      Focal received European CE Mark approval of FocalSeal-S surgical sealant in November of 1999 for neurosurgery and spinal surgery indications. The Company and its marketing partner outside North America, Ethicon, plan to continue a limited release of this product in Europe in 2001. A 44 patient clinical trial was completed in 1998 at three hospitals in Europe, including one hospital in The Netherlands and two hospitals in Switzerland. All patients enrolled in the trial received FocalSeal-S surgical sealant on the dural membrane following cranial surgery. There was no control arm of the study. The two clinical end points were sealing of intraoperative CSF leaks and safety. These end points were successfully attained. Following the use of FocalSeal-S surgical sealant, 100% of the patients were leak-free at the end of their surgery. There were no unexpected safety issues noted during the clinical trial, including the three month follow-up period required for all patients.

      The Company received approval of its investigational device exemption, or IDE, application for FocalSeal-S from the FDA in the third quarter of 1999 and initiated a multi-center clinical trial in the fourth quarter of 1999. Based on limited enrollment, the Company elected to stop the study and apply for an expanded IDE to include a broader patient population. The Company is working closely with the FDA toward developing an acceptable revised protocol.

      Cardiovascular Surgical Sealant. Focal is evaluating use of its FocalSeal-L surgical sealant for use in sealing vascular anastomoses (the attachment of blood vessels in surgical procedures) and arteriotomies (the surgical opening in a vein or artery) in cardiovascular surgeries. There are approximately 1.3 million cardiac and vascular procedures performed annually worldwide, and the Company believes that over 350,000 of these procedures have the potential application for FocalSeal. These procedures include both open and minimally invasive coronary artery bypass graft surgeries and other vascular surgical procedures. In most cardiovascular surgical procedures, vascular anastomoses are performed with sutures. These anastomoses use both blood vessel grafts from the patient's own veins or arteries, which occasionally leak, and synthetic grafts, which regularly leak. In minimally invasive CABG surgeries, achievement of a leakproof vascular anastomosis can be particularly difficult and time consuming because the small access ports through which the surgeon must operate can make placement of sutures difficult. Failure to achieve a leakproof vascular graft anastomosis can result in sudden blood leaks that may potentially be life threatening and may occur unpredictably after the surgery has been completed. These complications can add significant costs to cardiovascular procedures by increasing the level of care required and prolonging hospitalization. The Company's sealants have been shown to be effective in sealing vascular leaks in several preclinical large animal models. A preclinical study was completed by a collaborator from Massachusetts General Hospital using a coronary artery bypass graft surgery model. In this study, FocalSeal-L surgical sealant was effective in sealing blood leaks following a CABG procedure. Additional preclinical testing of the cardiovascular sealant product is in progress. The Company is currently formulating its plans for initiating clinical trials of its cardiovascular sealant in the United States. The Company does not expect to initiate such clinical trials until 2002 at the earliest.

      Focal is currently planning to submit a dossier to the regulatory body in Europe to obtain CE Mark approval in 2001.

      Gastrointestinal Surgical Sealant. Focal is evaluating the use of its FocalSeal surgical sealants to prevent leakage of gastrointestinal contents following gastrointestinal surgery. Leakage can occur as a result of incomplete reattachment of the portions of the digestive tract being operated upon and may result in infections, delayed healing or fibrosis. Clinically significant gastrointestinal tract leakage is most prevalent and unpredictable in esophageal and large bowel surgeries. Approximately 250,000 gastrointestinal surgeries are performed annually worldwide, including esophageal and large bowel surgeries that have potential application for FocalSeal. Postoperative leaks are reported to occur in up to 5 to 10% of large bowel surgeries and in up to 25% of esophageal surgeries. The Company believes that, due to the unpredictable nature of leaks in these procedures, FocalSeal surgical sealant may be used routinely. The Company's sealants have been shown to be effective in sealing gastrointestinal leaks in several preclinical large animal models.

      Local Drug Delivery

      Focal's polymers have properties that enable them to incorporate and deliver drugs over a sustained period of time at local disease sites. Local drug delivery can enable the administration of drugs in much higher concentrations than if the drugs were delivered systemically. This can potentially increase the efficacy of the drugs without a corresponding increase in side effects. Focal has explored the delivery of drugs, including pain management, cancer drugs, growth factors, proteins, antibiotics and cardiovascular drugs, with its polymers.

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

      Tissue Restoration and Repair

      The significant biocompatibility of the Focal polymers provides an excellent matrix for cellular growth for the restoration and repair of damaged tissue. This branch of the tissue engineering field is a natural extension of the Focal hydrogel platform. Among the applications that the Company is actively evaluating are bone repair, cartilage repair, disk repair, prevention of post surgical adhesions, and ocular repair. The Company has developed some strong intellectual property in this area in recent years which the Company hopes to exploit through partner funded development programs.

      Other Medical Devices

      The Company has identified several additional potential applications for its proprietary synthetic, liquid formulation polymer technology, including synthetic coatings for vascular grafts, hemostats and arterial puncture closure devices. Although the Company has generated early stage proof of principle in certain of these indications, the Company is currently devoting minimal resources to these projects. There can be no assurance that the Company will in the future devote resources to any of these research initiatives, that any of such research initiatives will result in the identification of product formulations that demonstrate sufficient promise in animal models to enable them to become candidates to enter human clinical trials, or that any products for which the Company is able to seek and obtain regulatory approvals and introduce commercially either in the United States or internationally will result from these efforts.

      Research and Development Expenditures

      During the years ended December 31, 1998, 1999 and 2000, the Company incurred expenses of $10.5, $12.6 and $8.0 million, respectively, on Company-sponsored research and development activities, and $5.1, $1.9 and $0.1 million, respectively, on customer-sponsored research and development programs.

Strategic Alliances

      Focal's commercial strategy is to enter into strategic marketing alliances with leading medical products company distributors. The Company's strategic marketing relationships with Genzyme Biosurgery and with Ethicon are described below.

      Genzyme Biosurgery (a division of Genzyme Corporation)

      In October 1999, Focal entered into a Marketing and Distribution Agreement with Genzyme Biosurgery, a division of Genzyme Corporation. Genzyme Biosurgery develops and markets a portfolio of devices, biomaterials and biotherapeutics for the cardiothoracic and general surgery markets. Genzyme Biosurgery was granted exclusive marketing and distribution rights to Focal's surgical sealant products for lung surgery, cardiovascular surgery and gastrointestinal surgery in North America. Focal retained marketing rights to its neurosurgery sealant product and manufacturing rights to all surgical sealant products in North America.

      Genzyme Biosurgery has approximately 30 sales representatives selling the FocalSeal-L surgical sealant product since commercial launch in the U.S. in July 2000. In addition, Focal has hired product specialists to support the Genzyme Biosurgery sales force in the field with training and product demonstrations.

      Under the terms of the Distribution Agreement, Focal will be reimbursed for its cost of manufacturing FocalSeal-L sealant plus 50% of the gross margin generated from Genzyme Biosurgery's sales of the product to end users. The term of the Distribution Agreement is ten years, with two five-year renewal options, which are automatic if Genzyme Biosurgery meets certain minimum performance standards.

      In addition to the Marketing and Distribution Agreement, in October 1999 Focal and Genzyme Biosurgery also entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Biosurgery over a twenty month period, subject to certain specified conditions. The first $5.0 million purchase was made by Genzyme Biosurgery in November 1999, with Genzyme Biosurgery purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. The second $5.0 million purchase was made by Genzyme Biosurgery in April 2000, with Genzyme Biosurgery purchasing approximately 614,000 shares at the twenty day average trading price of the Company's common stock prior to the investment. The third $5.0 million investment was made by Genzyme Biosurgery in January 2001, with Genzyme Biosurgery purchasing approximately 2.4 million shares at the twenty day average trading price of the Company's common stock prior to the investment. At Focal's option, one additional $5.0 million investment will be made by Genzyme Biosurgery. The final investment of $5.0 million may be called by Focal in the second quarter of 2001, subject to the satisfaction of closing conditions. The final investment will be priced based upon the twenty day trading average of the Company's stock.

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

      Ethicon may terminate the agreement at any time upon twelve months' prior written notice. In addition, Focal has the right to terminate the agreement on ninety days' prior written notice if Ethicon fails to meet the applicable annual purchase minimums set forth in the agreement. Ethicon is required to satisfy its initial annual purchase minimums on or before April 5, 2001 either by purchasing products or by making a payment to the Company. If Ethicon fails to do so, Focal has the right to terminate.

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

      The Company has received, licensed or believes it has the option or right to license 47 issued United States patents and 36 foreign patents corresponding to certain of the issued United States patents, has six additional United States patent applications that have been allowed and has 23 patent applications pending in the United States, as well as foreign counterparts of certain of these applications. The issued United States patents have expiration dates ranging from 2010 to 2017. These patents and patent applications cover certain aspects of the Company's photopolymerizable polymer formulations, surgical sealant compositions and methods, and designs for delivery devices.

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

      The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that the Company's pending or future patent applications will issue, or that the claims of the Company's issued patents, or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel.

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

      The Company is aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device and pharmaceutical industries have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against the Company by third parties in the future challenging the Company's patent rights or claiming infringement by the Company of patents held by the third parties. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that Company inventors or licensors were the first to conceive of inventions covered by pending patent applications or that the Company was the first to file patent applications for such inventions.

      The Company may be required or find it desirable to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to the Company; to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by the Company, and adverse determinations in any such proceedings could have a material adverse effect on the business, financial condition or results of operations of the Company.

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

      The Company currently owns the following trademarks:

      o     Focal(R)

      o     FocalGel(R)

      o     FocalSeal(R)

      o     Corporate Logo

Government Regulation

      United States

      The Company's proposed products and its research and development activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including the products currently under development by the Company. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

      In the United States, medical devices are classified into three different classes, class I, II and III, on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls (e.g., labeling and adherence to the FDA's good manufacturing practice requirements ("GMPs")) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or II devices).

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

      Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company underwent an FDA GMP inspection of its facilities in Lexington, Massachusetts, and the FocalSeal-L surgical sealant data was subject to a bioresearch monitoring review in connection with the Company's PMA approval.

      If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. In May 2000, the Company received the approval letter for the FocalSeal-L surgical sealant. The Company has agreed to a five-year, annual follow up review of the original 180 clinical trial patients to monitor any potential differences between the treated group and the control group. The Company does not consider this requirement burdensome or unusual for a new implantable medical device.

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

      Upon clearance or approval by the FDA, any device manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company will be subject to inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, the Medical Device Reporting ("MDR") regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      International

      In order for the Company and its strategic partners to market the Company's products in Europe and other foreign countries, the Company and/or its partners must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products may be longer or shorter than that required in the United States. In order to market FocalSeal surgical sealants and other products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In December 1997, the Company received a CE mark for its FocalSeal-L surgical sealant for lung surgery and obtained ISO 9001 status. In November 1999, the Company received a CE mark for its FocalSeal-S sealant for neurosurgery. In September 2000, Focal successfully completed the CE Mark recertification audit, which occurs every three years. Although the audit has been successfully completed, there can be no assurance that the Company will be successful in maintaining its CE mark certification and ISO 9001 status or that additional CE Mark approvals will be received for other clinical indications.

Sales and Marketing

      Focal is marketing and selling its surgical sealants in North America through Genzyme Biosurgery and internationally through Ethicon, Inc., a Johnson & Johnson Company. Genzyme Biosurgery has a team of approximately 30 sales representatives who, together with Focal product specialists, have been distributing the FocalSeal-L lung surgery sealant product throughout the United States since commercial launch in July 2000. In Canada, a team of six of Genzyme Biosurgery's sales representatives are distributing the product, which was launched in Canada in April 2000. The sales team in the United States is initially focused on the top several hundred largest cardiothoracic centers that account for a majority of the lung surgery procedures performed annually. FocalSeal-L surgical sealant is currently being used in over 130 hospitals in the U.S., with a reorder rate of approximately 70%.

      Ethicon has a team of specialized sales representatives to sell Focal's product in Europe and certain other countries including Israel and Australia. Sales to date have not been substantial.

      The Company has limited sales and marketing experience and capabilities. The Company relies significantly on Genzyme Biosurgery and Ethicon to market and sell its lead products. Its revenue is significantly dependent on the success and efforts of these parties. All product revenues, substantially all collaborative research revenues and substantially all accounts receivable are derived from Genzyme Biosurgery and Ethicon. If the Company terminates its relationships with either Genzyme Biosurgery or Ethicon it may have to enter into additional marketing arrangements, which may not be available on favorable terms. If the Company determines to perform sales and marketing functions independently, it will face a number of risks, including difficulties in hiring, training and retaining a sales and marketing force, and increased expenses to establish a sales and marketing strategy and hire and train employees. Any such third party or independent sales and marketing efforts may not be successful, which could materially impair the Company's ability to generate revenue.

      The Company's sales and marketing strategy for other products that it may in the future seek to develop, includes using a combination of the Company's own product specialists, strategic marketing partners and distributors. The sales and marketing plans for these products, if any, will be dependent on the Company's success in entering into strategic marketing relationships, its ability to leverage its own internal sales force to market additional products beyond the surgical sealant products and its ability to hire and retain additional specialized sales personnel.

Manufacturing

      The Company believes that it has sufficient manufacturing capacity at its Lexington, Massachusetts facility to meet anticipated supply requirements for FocalSeal-L and FocalSeal-S surgical sealant in the United States and in international markets for the next several years.

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

      Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. The Company expects that it has sufficient current manufacturing capacity to meet commercial needs over the next several years. It may need to establish additional manufacturing capacity if demand for its products increases in future years. There can be no assurance that the Company will be successful in scaling up its manufacturing efforts for new products or increased volume on existing products in the future or that reliable high-volume manufacturing can be maintained at commercially reasonable costs.

      The Company would experience supply interruptions in the event it is unable to maintain commercial levels of polymer synthesis, as the Company's polymer formulations are proprietary and are not available from third parties. In addition, there can be no assurance that the Company will not encounter unanticipated problems and delays in connection with its contract manufacturers and suppliers. Delays associated with or difficulties encountered in maintaining commercial manufacturing, the establishment of new manufacturing facilities as needed, or problems encountered with contract manufacturers and suppliers, would result in disruptions of product supply to the Company's marketing partners and for use in clinical trials. In such event Ethicon or Genzyme could, under its agreement with the Company, commence manufacturing of surgical sealant for sales. Any of the foregoing would have a material adverse affect on the Company's financial condition and results of operations.

      The Company purchases raw materials used in its products from various suppliers. Certain materials and components are currently purchased by the Company from single sources. These materials have generally been readily available in the marketplace and have not been the subject of shortages. There can, however, be no assurance that the Company or its suppliers or contract manufacturers will not experience material shortages in the future. Any such future shortages of materials or components could have a material adverse effect on the Company's financial condition and results of operations.

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

Competition and Technological Change

      The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical sealant area, the Company will compete with existing methodologies for sealing air and fluid leaks resulting from surgery, including some traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, and United States Surgical Corporation (Tyco). Other products currently being marketed include fibrin glue, sold in Europe and the Pacific Rim countries by Immuno AG, Cention and Fujisawa and in the U.S. by Baxter Healthcare Corporation and others. Additional products are under development at Bristol-Myers Squibb Company and Vitex. Other potential competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmBH, Cryolife, Cohesion and others. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. The other areas in which Focal is developing products, such as local drug delivery and adhesion prevention, are intensely competitive markets and the Company will encounter competition from major medical device, pharmaceutical and biopharmaceutical companies in such markets. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales, and personnel resources than the Company.

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

Employees

      As of December 31, 2000, the Company employed 66 persons of whom 15 were in research and development, 17 were in manufacturing, 11 were in sales and marketing, 12 were in clinical, regulatory affairs and quality assurance, and 11 were in management, finance and administration. None of the Company's current employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Lung Surgery
John Wain, M.D.                  Massachusetts General Hospital
Larry Kaiser, M.D.               University of Pennsylvania Medical Center
Stephen Yang, M.D.               Johns Hopkins Medical Center
Richard Feins, M.D.              Strong Memorial Hospital
Cameron Wright, M.D.             Massachusetts General Hospital
David Johnstone, M.D.            Strong Memorial Hospital
Albert Linder, M.D.              Lungenklinik Hemer, Hemer Germany

Neurosurgery
Andre Grotenhuis, M.D.           University Hospital Nijmegan, The Netherlands
Prof. Nicholas de Tribolet, M.D. Centre Hospitalier Universitaire Vaudriis, Switzerland
Prof. Bernard George, M.D.       Hospital Lasiboisiere, France
Rees Cosgrove, M.D.              Massachusetts General Hospital
Henry Van Loveren, M.D.          Mayfield Neurological Institute, University of Cincinnati

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

Risk Factors That May Affect Operating Results

      This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be considered to be forward-looking statements. Although not a complete list of words that might identify forward-looking statements, Focal uses the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K, including without limitation in "Business-Patents and Proprietary Rights," "Government Regulation," "Sales and Marketing," "Manufacturing," "Competition and Technological Change," and "Third Party Reimbursement," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

      History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability. The Company has incurred net losses in each year since its inception, including a net loss of approximately $19.1 million during 2000. At December 31, 2000, the Company had an accumulated deficit of $95.2 million. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research, development and marketing activities, including preclinical and clinical trials, development of manufacturing processes and sales, general and administrative expenses. The Company expects to incur net losses for the foreseeable future and may incur net losses in subsequent periods, although the amount of future net losses and time required by the Company to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability will be dependent upon obtaining regulatory approval for and successfully commercializing its FocalSeal surgical sealants, including receiving adequate sales and marketing support from its strategic marketing partners, Genzyme Biosurgery and Ethicon. There can be no assurance that Focal will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever record significant product revenues or achieve profitability. Profitability, if achieved, may not be sustained.

      Need for Additional Funding in the Near Term; Uncertainty of Access to Capital. The Company anticipates that its existing funds will be sufficient to fund its operating and capital requirements through 2001. The Company expects to use rather than generate funds from operations for the foreseeable future. In particular, the Company will require substantial funds in the near term to conduct research and development, including preclinical testing and clinical trials of its FocalSeal surgical sealant products, and to manufacture and market any products that are approved for commercial sale, including its FocalSeal-L lung surgical sealant, which is currently marketed and sold domestically and internationally. If the Company cannot raise more funds, the Company could be required to reduce its capital expenditures, scale back its research and product developments, reduce its workforce and/or license to others products or technologies the Company would otherwise seek to commercialize itself.

      The Company may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to its then-existing stockholders. Further, if the Company issues additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The Company may also borrow money from conventional lenders, possibly at high interest rates, which will increase the risk of its investors' holdings. Despite its efforts, additional funding may not be available to it at all or only on terms that are unacceptable to it. The Company also could be required to seek funds through arrangements with collaborative partners or others that may require it to relinquish rights to some of its technologies, product candidates or products which the Company would otherwise pursue on its own.

      Even if the Company is able to raise additional funds in a timely manner, its future capital requirements will vary depending on many factors, including the following:

      o continued progress in its research and development programs, as well as the magnitude of these programs;

      o     the resources required to successfully complete its clinical trials;

      o     the time and costs involved in obtaining regulatory approvals;

      o     the cost of manufacturing and commercialization activities;

      o     the cost of any additional facilities requirements;

      o the timing, receipt and amount of sales and royalties from its potential products in the market; and

      o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies.

      The Company's ability to pursue further development and ultimate commercialization of its surgical sealant products for cardiovascular and gastrointestinal surgery is contingent on its ability to secure additional resources for these programs.

      Dependence on Strategic Marketing Partners. The Company has established strategic marketing alliances with Genzyme Biosurgery and Ethicon in the field of surgical sealants. Under these agreements, the Company is dependent upon Genzyme and Ethicon for the marketing and sale of the Company's surgical sealants. The Company anticipates that revenues derived from sales of FocalSeal-L surgical sealant in North America by Genzyme Biosurgery will account for a substantial majority of the Company's near term product revenues. In June 1999, Ethicon announced that it has excess inventory of Focal Seal-L and, consequently, the Company recorded negligible product sales under its arrangement with Ethicon in 2000 and expects similar results in 2001. The failure of Genzyme Biosurgery or Ethicon to continue to support the Company in the commercialization of its sealant products would have a material adverse affect on the Company's business, financial condition and results of operations.

      The Company's strategy for development and commercialization of certain of its future products may depend upon the Company entering into additional arrangements with research collaborators, corporate partners and others, and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on terms favorable to the Company. The Company's inability to enter into additional strategic alliances could have an adverse affect on the Company's financial condition and results of operations.

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

      Uncertainties Related to Early Stage of Commercialization and Development. Except for the FocalSeal-L and FocalSeal-S surgical sealants for lung surgery and neurosurgery indications, all of the Company's products are in early stages of development or research. In addition, FocalSeal-L and FocalSeal-S surgical sealants will potentially require significant additional research and development efforts before either is suitable for any indications beyond lung surgery and neurosurgery, if ever.

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

      Early Stage of Clinical Testing and Lack of Extensive Clinical Data. Focal has commenced United States clinical trials of FocalSeal-S surgical sealant and the Company has been working to expedite its current clinical trial by revising the trial to include a broader study population and a less complicated study protocol. The Company has suspended enrollment of patients under the current protocol and is actively working with the FDA on obtaining agreement on a more efficient format. There are no assurances that the FDA will agree to the revised study protocol or that the FDA will not require the Company to pursue certain clinical endpoints. It may be more difficult for the Company to demonstrate the efficacy of FocalSeal-S surgical sealant in the United States trial than in the European trial, which could result in delays or adversely affect the success of the clinical trial.

      There can be no assurance that FocalSeal-S surgical sealants will receive marketing approval from the FDA or that any of the Company's other products will prove to be safe and effective in United States or international clinical trials under applicable regulatory guidelines. In addition, clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or international approvals. If the FocalSeal-S surgical sealant product and the Company's other products under development do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

      Potential Product Liability or Product Recall Exposure; Limited Insurance Coverage. The use of any of the Company's potential products in clinical trials, and the sale of any approved products, may expose the Company to liability claims resulting from the use of its products or to product recalls. Product liability claims might be made directly by consumers, health care providers or by distributors or others selling such products. Focal has obtained product liability insurance coverage, subject to certain policy limits, for its clinical trials. The Company has expanded its insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company or a product recall could have a material adverse effect on its business, financial condition and results of operations.

Item 2. Properties

      Focal currently occupies approximately 54,000 square feet of manufacturing, laboratory and administrative space in Lexington, Massachusetts under a lease which expires in September 2004. Focal has an option to extend this lease for several additional five-year periods. The Company believes that this facility is sufficient to meet the Company's production and other requirements through at least 2004.

Item 3. Legal Proceedings

      The Company is not currently a party to any material legal proceedings.

Item 4. Submission Of Matters To a Vote Of Security Holders

      None.

Executive Officers of the Company

      The executive officers of the Company, who are elected by the Board of Directors, are as follows:

      Name                        Age                  Position
      ----                        ---    -------------------------------------

      Ronald S. Rudowsky.......    52    President, Chief Executive Officer and
                                         Director
      Peter K. Jarrett, Ph.D...    44    Vice President of Research and
                                         Development
      Thomas Bromander.........    43    Vice President of Operations
      Harry R. Trout III ......    32    Chief Financial Officer

      Ronald S. Rudowsky, age 52, has served as President and Chief Executive Officers of the Company and as a director of the Company since February 1, 2001. From October 2000 to February 2001 he served as Chief Operating Officer of the Company; from January 1997 to October 2000 he served as Vice President of Sales and Marketing of the Company; and from January 1994 to January 1997 he served as Director, Procedure Development. From June 1991 to December 1993, he was the Director of Marketing of Ethicon Endo-Surgery, a medical device company and a division of Johnson & Johnson. Previously, he spent 14 years in various sales and marketing positions at Ethicon, Inc. Mr. Rudowsky holds a B.B.A. in Marketing from Marshall University.

      Peter K. Jarrett, Ph.D., age 44, has served as Vice President of Research and Development of the Company since June 2000. Dr. Jarrett joined the Company in 1993 as Senior Scientist in Materials Research and Development. In 1996, Dr. Jarrett was promoted to the position of Director of Materials Development and to Senior Director of Materials Research and Development in 1998. From 1984 to 1993, Dr. Jarrett was employed by Davis & Geck, a Tyco company primarily involved in medical devices, in various positions including Research Fellow. Dr. Jarrett received his Ph.D. in 1983 from the University of Connecticut in Polymer Science and received a B.A. in Chemistry from Connecticut College.

      Thomas S. Bromander, age 43, has served as Vice President of Operations of the Company since June 2000. Mr. Bromander joined the Company as Manager of Manufacturing in August 1993. Mr. Bromander was promoted to Associate Director of Manufacturing in March 1997 and to Director of Manufacturing in April 1998. From 1991 to 1993, he served as Advanced Engineering Manager at Cordis Corporation (a Johnson & Johnson company), a medical device company, and Manufacturing Manager at Abiomed, Inc., a medical device company. From 1981 to 1991, Mr. Bromander held various engineering positions at C.R. Bard, Inc., a medical device company, including Manufacturing Engineering Manager. Mr. Bromander received his B.S. in Mechanical Engineering from the University of Lowell.

      Harry R. Trout III, age 32, has served as Chief Financial Officer of the Company since May 2000. Mr. Trout joined the Company in January 2000 as Corporate Controller. He served as a consultant to the Company from July 1999 to December 1999. From December 1998 to December 1999, he served as an independent consultant working with start-up companies in the technology industry. From 1997 to 1998, he served as Corporate Controller at Fulfillment Plus Corporation, a telecommunications company. From 1991 to 1997, he served as Controller for the Abjerona Company, a real estate conglomerate. From 1988 to 1991, he served as a Senior Accountant with Bicknell & Fuller Corporation, a packaging manufacturer. Mr. Trout holds an M.B.A. from the New Hampshire College Graduate School and a B.S. in Accounting from North Adams State College.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

      Market Price of and Dividends on the Company's Common Stock and Related Stockholder Matters

      The Company's Common Stock is traded on the NASDAQ National Market under the symbol "FOCL." The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market for the last two fiscal years.

   Fiscal Year Ended December 31, 2000                         High   Low
                                                               ----   ---

   First Quarter...........................................   $10.63  $3.88
   Second Quarter..........................................    $8.50  $2.31
   Third Quarter...........................................    $3.78  $2.38
   Fourth Quarter..........................................    $3.25  $0.81


   Fiscal Year Ended December 31, 1999
   First Quarter...........................................   $14.00  $5.75
   Second Quarter..........................................    $9.00  $6.69
   Third Quarter...........................................    $7.63  $3.13
   Fourth Quarter..........................................    $5.81  $3.38


      On March 20, 2001, the closing price per share of the Company's Common Stock was $0.97 per share, as reported by the NASDAQ National Market, and the number of common stockholders of record was 179. The Company has never paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

      Recent Sales of Unregistered Securities

      On April 14, 2000 and January 3, 2001, Focal sold 614,250 and 2,427,184 shares, respectively, of its Common Stock, $.01 par value per share, to Genzyme Biosurgery, for aggregate proceeds, in each case, of $5.0 million. No person acted as an underwriter with respect to these transactions. Focal relied on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the exemption from the registration requirements of the Securities Act, since no registration of the shares to be offered was made prior to issuance and sale.

Item 6.  Selected Financial Data

                                   FOCAL, INC.
                    SELECTED CONDENSED FINANCIAL INFORMATION
                 (in thousands, except share and per share data)


                                                             Year ended December 31,
                                 -----------------------------------------------------------------------------
                                      1996            1997            1998            1999            2000
                                 -----------------------------------------------------------------------------
Statements of Operations
Revenues:

  Collaborative R & D revenues    $      3,098    $     17,489    $      5,114    $      1,773    $        874
  Product revenues                                                       3,071           1,423           1,721
                                 -----------------------------------------------------------------------------
     Total revenues                      3,098          17,489           8,185           3,196           2,595
Costs and Expenses:
  Cost of product revenues                                               3,740           2,373           2,842
  Research and development              11,680          15,712          15,590          14,454           8,112
  Sales, general and
  administrative                         2,175           3,058           3,815           3,919           6,000
                                 -----------------------------------------------------------------------------
    Total costs and expenses            13,855          18,770          23,145          20,746          16,954
Insurance recovery                                                                                         475
Interest income and other                  691             968           1,765             908             705
income
Interest expense                           (92)           (129)           (212)           (199)           (298)
                                 -----------------------------------------------------------------------------
Loss before cumulative effect
of change in accounting
principle                              (10,158)           (442)        (13,407)        (16,841)        (13,477)
                                 -----------------------------------------------------------------------------
Cumulative effect of change in
  accounting principle (1)                                                                              (5,600)
                                 ------------------------------------------------------------------------------
Net loss                          $    (10,158)   $       (442)   $    (13,407)   $    (16,841)   $    (19,077)
                                 ==============================================================================

Amounts per common share:
Loss before cumulative effect
of change in accounting
principle, basic and
diluted (2)                       $      (1.26)   $      (0.04)   $      (1.01)   $      (1.24)   $      (0.92)

Cumulative effect of change in
accounting principle                                                                                     (0.38)
                                 ------------------------------------------------------------------------------
Net loss, basic and diluted (2)   $      (1.26)   $      (0.04)   $      (1.01)   $      (1.24)   $      (1.30)
                                 ==============================================================================

Shares used in computing net
loss per share                       8,088,898      10,410,091      13,291,182      13,551,856      14,707,345
                                 ==============================================================================

Pro forma amounts assuming the
accounting change is applied
retroactively:
Net loss                          $    (10,158)   $     (9,308)   $    (13,626)   $    (13,356)   $    (13,477)
Net loss per share, basic and
diluted                           $      (1.26)   $      (0.89)   $      (1.03)   $      (0.99)   $      (0.92)

                                  FOCAL, INC.
                    SELECTED CONDENSED FINANCIAL INFORMATION
                (in thousands, except share and per share data)

                                                At December 31,
                             -------------------------------------------------
                               1996     1997      1998      1999      2000
                             -------------------------------------------------
Balance Sheets
Cash, cash equivalents and
  marketable securities      $12,208   $33,239   $25,346   $13,463   $ 3,874

Working capital                9,003    30,867    22,188    11,325     2,108
Total assets                  14,089    39,606    30,461    18,751     9,153
Capital lease obligations,
long term portion                315     1,422     1,391     1,333       651
Deferred revenue                                                       4,000
Total stockholders' equity
(deficit)                     10,099    32,512    23,776    13,148      (176)

(1) The cumulative effect of change in accounting principle is a one-time noncash charge relating to Focal's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of Focal's adoption of SAB 101 was to defer revenue recognition for certain portions of the revenue previously recognized by the Company under its collaborative research and development arrangements into future accounting periods.

(2) Pro forma in 1996 and 1997 - Pro forma net loss per share for 1997 is computed using the weighted average number of outstanding common shares and convertible preferred shares, assuming conversion at date of issuance. Historical earnings per share for 1997 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

      The following financial results exclude the impact of the Company's adoption of Staff Accounting Bulletin No. 101 (SAB 101), for all items denoted by an "*". For a discussion of SAB 101's impact on the Company's financial results, refer to "Impact of Recently Issued Accounting Standards" below.

Overview

      Focal was founded in 1991, and is focused on the development, manufacture and commercialization of synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totaling $28.6 million* through December 31, 2000, in connection with these alliances.

      Focal introduced its first commercial product, FocalSeal-L surgical sealant for lung surgery indications, in Europe in 1998 through its strategic marketing alliance with Ethicon. In May 2000, the FDA approved FocalSeal-L for commercial sale in North America. Focal launched FocalSeal-L sealant for lung surgery indications in North America in July 2000 through its marketing partner, Genzyme Biosurgery. Focal anticipates that revenues derived from the sales of FocalSeal-L surgical sealant for lung surgery will account for nearly all of the Company's short-term product revenues.

      Focal has incurred net losses in each year since its inception, including net losses of approximately $13.5 million* during 2000. At December 31, 2000, Focal had an accumulated deficit of $95.2 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research, development and marketing activities, including development of manufacturing processes, sales and marketing, and administrative expenses. Focal expects to incur net losses at least through 2004 and may incur net losses in subsequent periods although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company has marketing and distribution partners for the majority of its products throughout the world, including Genzyme Biosurgery (formerly Genzyme Surgical Products), a division of Genzyme Corporation, in North America and Ethicon, a Johnson & Johnson company, in Europe and other international markets. In 2000, Ethicon continued to sell product to customers from previously purchased inventory. Ethicon is required to satisfy its initial annual purchase minimum on or before April 5, 2001 either by purchasing products or by making a payment to the Company. If Ethicon fails to do so, Focal has the right to terminate the agreement by providing 90 days written notice. The Company's ability to achieve and sustain profitability is dependent in large part on the ability of its marketing partners to effectively market and distribute the Company's sealant products. There can be no assurance that Focal will successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability.

Results of Operations

Year ended December 31, 2000, compared to year ended December 31, 1999

      Revenues for the year ended December 31, 2000 (the "2000 Period") were $1.8 million* compared with $3.2 million for the year ended December 31, 1999 (the "1999 Period"). Revenues in the 2000 Period included $1.7 million in product revenue and $0.1 million in collaborative research revenues. Revenues in the 1999 Period included $1.4 million in product revenues and $1.8 million in collaborative research revenues.

      Product revenues increased to $1.7 million in the 2000 Period from $1.4 million in the 1999 Period. In May 2000, the FDA approved FocalSeal-L for commercial sales in North America. The first North American shipments of FocalSeal-L surgical sealant were made to Genzyme Biosurgery in July 2000. In 2000, Ethicon continued to sell product to customers from previously purchased inventory. In the 1999 Period, product revenues were 45% of total revenues. In the 2000 Period, product revenues were 95% of total revenues, reflecting the Company's change of focus toward commercialization.

      Higher collaborative research and development revenues were recorded in the 1999 Period ($1.8 million) than in the 2000 Period ($0.1 million). In the 1999 Period, collaborative research and development revenues included a milestone payment of $1.0 million from Ethicon in connection with the receipt of CE mark approval of FocalSeal-S sealant and $0.8 million in research funding by a third party for the Company's cardiovascular sealant product under development during 1999. Although the Company recognized a reduced amount of collaborative research and development income in the 2000 Period compared to the 1999 Period, the Company is seeking to enter into collaborative arrangements which could provide research and development funding for the Company's programs in the areas of adhesion prevention, anti-arrhythmia drug delivery, and bone and cartilage restoration and repair.

      Cost of product revenues for the 2000 Period totaled $2.8 million compared with $2.4 million for the 1999 Period. These costs were recorded in connection with commercial sales of FocalSeal-L surgical sealant product through Genzyme Biosurgery in the North American market and Ethicon in the international market. Gross margins were relatively consistent, although negative in both periods due to the lack of economies of scale and certain fixed overhead costs being spread over the limited sales volumes. In addition, Focal increased the inventory reserve due to high levels of inventory - resulting in a charge to cost of product revenues of $737,000 in the fourth quarter of 2000.

      Research, development, clinical and regulatory expenses were $8.1 million for the 2000 Period, compared with $14.5 million for the 1999 Period. The Company has been working to expedite its current clinical trial for use of its FocalSeal-S neuro surgical sealant by revising the trial to include a broader study population and a less complicated study protocol. The Company has suspended enrollment of patients under the current protocol until a more efficient trial format can be agreed upon with the FDA. As a result of the trial deferment, clinical and regulatory expenses decreased in the 2000 Period. The Company expects research, development, clinical and regulatory expenses to decrease as the Company seeks to enter into collaborative arrangements which could provide research and development funding for the Company's programs.

      Sales, general and administrative expenses increased to $6.0 million for the 2000 Period from $3.9 million for the 1999 Period. This increase is primarily due to augmentation of the Company's sales staff and other expenses attributable to the Company's domestic product launch in the second half of 2000. During both the 1999 and 2000 Periods, sales, general and administrative expenses consisted primarily of information systems consulting, audit and tax-related fees, public and investor relations, legal, insurance and general overhead expenses, while sales expenses were incurred only in the 2000 Period.

      Interest and other income decreased to $0.7 million in the 2000 Period from $0.9 million in the 1999 Period, as a result of lower average cash balances available for investment, as the Company incurs net losses and draws down on the proceeds from its equity financing arrangements. Other income of $475,000 during the first quarter of 2000 was derived primarily from an insurance payment for inventory damaged at an off site storage facility during 1999.

      The Company recorded a net loss of $13.5 million* for the 2000 Period, compared with a net loss of $16.8 million for the 1999 Period. The increased net loss was primarily the result of a decline in collaborative research revenues and an increase in sales expenses associated with the U.S. product launch; as compared with 1999. The Company anticipates that it will incur net operating losses for the foreseeable future.

Year ended December 31, 1999, compared to year ended December 31, 1998

      Revenues for the the 1999 Period were $3.2 million compared with $8.2 million for the year ended December 31, 1998 (the "1998 Period"). Revenues in the 1999 Period included $1.4 million in product revenue and $1.8 million in collaborative research revenues. Revenues in the 1998 Period included $3.1 million in product revenues and $5.1 million in collaborative research revenues.

      Product revenues decreased to $1.4 million in the 1999 Period from $3.1 million in the 1998 Period. Shipments of FocalSeal-L surgical sealant were made to Ethicon during the first two quarters of 1999 for Ethicon's distribution to its customers. In June 1999, Ethicon announced that it had sufficient inventories to meet anticipated demand for the product for at least several quarters. As a result, there were virtually no additional sales of product to Ethicon in the second half of 1999. However, Ethicon continued to sell product to customers from previously purchased inventory and it is estimated that approximately 3,000 procedures were performed in Europe and other countries outside of North America using FocalSeal-L surgical sealant during 1999. Focal records revenues based on a specified transfer price at the time of shipment of product to its marketing and distribution partner, Ethicon.

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

      Cost of product revenues for the 1999 Period totaled $2.4 million compared with $3.7 million for the 1998 Period. These costs were recorded in connection with commercial sales of FocalSeal-L surgical sealant product through Ethicon in Europe and other international markets. Gross margins were negative in both periods due to the lack of economies of scale and certain fixed overhead costs being spread over the limited sales volumes.

      Research, development, clinical and regulatory expenses were $14.5 million for the 1999 Period, compared with $15.6 million for the 1998 Period. The number of staff in research and development was reduced in June 1999 in connection with the completion of substantially all of the development work on FocalSeal-L sealant and FocalSeal-S sealant. Clinical and regulatory expenses decreased in the 1999 Period due to the completion in late 1998 of the U.S. clinical trial of FocalSeal-L surgical sealant. The Company expects research, development, clinical and regulatory expenses to decrease as the Company shifts away from research and development activities for its lead products and toward commercialization of these products.

      General and administrative expenses increased to $3.9 million for the 1999 Period from $3.8 million for the 1998 Period. General and administrative expenses during both years consisted primarily of personnel costs, travel, public and investor relations, legal, insurance and general overhead expenses.

      Interest income decreased to $0.9 million in the 1999 Period from $1.8 million in the 1998 Period, as a result of lower average cash balances available for investment, as the Company incurred net losses and drew down on the proceeds from its initial public offering.

      The Company recorded a net loss of $16.8 million for the 1999 Period, compared with a net loss of $13.4 million for the 1998 Period. The increased net loss was primarily the result of a decline in collaborative research revenues and lower product revenues in 1999 as compared with 1998. The Company anticipates that it will incur net operating losses at least through 2001.

Liquidity and Capital Resources

      Since its inception, the Company has financed its operations primarily from the sale of preferred stock in private placements, equity financings, as well as the Company's 1997 initial public offering. In each of April 2000 and January 2001, Focal received a $5.0 million equity investment from Genzyme Biosurgery, in connection with the agreement described below. Through December 31, 2000, the Company has raised approximately $93.5 million from equity financings and has received $7.0 million in equipment lease financing.

      Cash used in operations totaled $13.8 million for the year ended December 31, 2000, as compared to the use of $16.6 million for the same period in 1999. The decrease in cash used in operations was due to lower net losses incurred in 2000 (excluding the effect of a cumulative non-cash adjustment for SAB 101)*, compared to 1999, due to sales of FocalSeal-L in North America, offset by an increase in working capital.

      Capital expenditures from inception through December 31, 2000 totaled $9.1 million, representing laboratory equipment, office furniture and equipment, computers and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of December 31, 2000, the Company did not have any material commitments for future capital expenditures.

      In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme Biosurgery, Focal and Genzyme Biosurgery entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Biosurgery over an eighteen month period, subject to certain specified conditions. The first $5.0 million purchase was made by Genzyme Biosurgery in November 1999, with Genzyme Biosurgery purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. The second $5.0 million purchase was made by Genzyme Biosurgery in April 2000, with Genzyme Biosurgery purchasing approximately 614,000 shares at the twenty day average trading price of the Company's common stock prior to the investment. The third $5.0 million investment was made by Genzyme Biosurgery in January 2001, with Genzyme Biosurgery purchasing approximately 2.4 million shares at the twenty day average trading price of the Company's common stock prior to the investment. At Focal's option, one additional $5.0 million investment will be made by Genzyme Biosurgery. The final investment of $5.0 million may be called by Focal in the second quarter of 2001, subject to the satisfaction of closing conditions. The final investment will be priced based upon the twenty day trading average of the Company's stock.

      The Company anticipates that its existing funds at December 31, 2000, including the $5.0 million received from Genzyme Biosurgery in January 2001 and the $5.0 million it expects to receive from Genzyme Biosurgery in the second quarter, subject to the satisfaction of closing conditions, will be sufficient to fund its operating and capital requirements through 2001. The Company expects to use rather than generate funds from operations for the foreseeable future. In particular, the Company will require substantial funds in the near term to conduct research and development, including preclinical testing and clinical trials of its FocalSeal surgical sealant products, and to manufacture and market any products that are approved for commercial sale, including its FocalSeal-L lung surgical sealant which was launched in 2000. If the Company cannot raise more funds, the Company could be required to reduce its capital expenditures, scale back its research and product developments, reduce its workforce and/or license to others products or technologies the Company would otherwise seek to commercialize itself.

      The Company may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to its then-existing stockholders. Further, if the Company issues additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The Company may also borrow money from conventional lenders, possibly at high interest rates, which will increase the risk of its investors' holdings. Despite the Company's efforts, additional funding may not be available at all or only on terms that are unacceptable to it. The Company also could be required to seek funds through arrangements with collaborative partners or others that may require it to relinquish rights to some of its technologies, product candidates or products which the Company would otherwise pursue on its own.

      Even if the Company is able to raise additional funds in a timely manner, its future capital requirements will vary depending on many factors, including the following:

      o continued progress in its research and development programs, as well as the magnitude of these programs;

      o     the resources required to successfully complete its clinical trials;

      o     the time and costs involved in obtaining regulatory approvals;

      o     the cost of manufacturing and commercialization activities;

      o     the cost of any additional facilities requirements;

      o the timing, receipt and amount of sales and royalties from its potential products in the market; and

      o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the costs of obtaining any required licenses to technologies.

      Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. There were no research funding commitments under these agreements at December 31, 2000. Payments under these agreements are typically made on a quarterly or monthly basis. There can be no assurance that the Company's capital resources will be sufficient to enable the Company to conduct its research and development programs as planned. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, competing technological and market developments, the establishment of additional strategic alliances, the cost of manufacturing facilities and of commercialization activities and arrangements, the success of the sales and distribution efforts of its marketing partners, and the cost of product in-licensing and any possible acquisitions. There can be no assurance that the Company's cash, cash equivalents and marketable securities will be adequate to satisfy its capital and operating requirements.

Impact of Recently Issued Accounting Standards

      In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities", which was amended by FAS 137 and FAS 138, which requires the adoption of FAS 133 by Focal in the first quarter of 2001. Focal does not expect the implementation of this statement to have a significant impact on its results of operations or financial position.

      Effective in the fourth quarter of 2000, Focal changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements. Previously, Focal had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract or distribution arrangement. Under the new accounting method adopted retroactively to January 1, 2000, Focal now recognizes revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process, ratably over the term of the research contract or distribution agreement. When payments are specifically tied to a separate earnings process and when considered appropriate, revenue is recognized when earned. In addition, when appropriate, Focal recognized revenue from certain research payments based upon the level of research services performed during the research contract or over the term of the agreement. The cumulative effect of the change on prior years resulted in a charge to income of $5.6 million, which is included in the loss for the year ended December 31, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods. Included in 2000 revenue is $800,000 of revenue relating to the adoption of SAB 101. The amount of revenue to be recognized in future years that was included in the cumulative effect of change in accounting principle is $800,000 for each of the next six years. After giving effect to the implementation of SAB 101, Focal had a net loss of $19,076,598 or $1.30 per share for the year 2000.

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

      The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of December 31, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

Item 8.  Financial Statements and Supplemental Data

                         Report of Independent Auditors

The Board of Directors and Stockholders
Focal, Inc.

      We have audited the accompanying balance sheets of Focal, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focal, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                          /S/  ERNST & YOUNG LLP


Boston, Massachusetts
January 31, 2001

                                   Focal, Inc.
                                 Balance Sheets

                                                           December 31,
                                                -------------------------------
                                                      1999              2000
                                                -------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                    $  8,746,897      $  3,672,672
    Marketable securities                           4,715,842           201,318
    Accrued interest receivable                        76,770            10,111
    Accounts receivable                                52,579           395,407
    Inventories, net                                1,573,934         1,982,020
    Prepaid expenses and other assets                 428,112           408,780
                                                -------------------------------
Total current assets                               15,594,134         6,670,308

Notes receivable from related parties                 271,753           247,736

Property, plant & equipment                         8,241,952         8,378,465
Less: accumulated depreciation and
amortization                                        5,370,919         6,259,839
                                                -------------------------------
Property, plant & equipment, net                    2,871,034         2,118,626

Other assets                                           14,025                --
                                                -------------------------------
Total assets                                     $ 18,750,946      $  9,036,670
                                                ===============================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $    729,534      $    738,278
    Accrued liabilities                             2,613,875         2,201,257
    Current portion of capital lease
    obligations                                       926,041           688,828
    Current portion of deferred revenue                    --           933,877
                                                -------------------------------
Total current liabilities                           4,269,450         4,562,240

    Capital lease obligations                       1,333,090           650,528
    Deferred revenue                                       --         4,000,000
                                                -------------------------------
Total long term liabilities                         1,333,090         4,650,528

Stockholders' equity:
    Preferred stock, $0.01 par value;
      5,000,000 shares authorized;
      none issued and outstanding                          --                --
    Common stock, $.01 par value;
      50,000,000 shares authorized;
      14,234,208 and 14,935,735 shares
      issued and outstanding at
      December 31, 1999 and 2000,
      respectively                                    142,342           149,357
    Additional paid-in capital                     90,178,169        95,366,165
    Notes receivable from related parties            (828,131)         (447,743)
    Deferred compensation                            (183,713)               --
    Accumulated other comprehensive income              8,337             1,319
    Accumulated deficit                           (76,168,598)      (95,245,196)
                                                -------------------------------
Total stockholders' equity                         13,148,406          (176,098)
                                                -------------------------------
Total liabilities and stockholders' equity       $ 18,750,946      $  9,036,670
                                                ===============================

See accompanying notes.

                                   Focal, Inc.
                            Statements of Operations

                                          Year ended December 31,
                                ------------------------------------------------
                                     1998           1999            2000
                                ------------------------------------------------
Statements of Operations:
Revenues:
  Collaborative research
revenues                         $  5,113,953    $  1,772,617    $    874,375
  Product revenues                  3,071,490       1,422,919       1,720,568
                                ------------------------------------------------
     Total revenues                 8,185,443       3,195,536       2,594,943
Costs and Expenses:
  Cost of product revenues          3,739,807       2,373,383       2,842,023
  Research and development         15,590,647      14,453,371       8,112,363
  Sales, general and
administrative                      3,815,432       3,918,917       5,999,650
                                ------------------------------------------------
     Total costs and expenses      23,145,886      20,745,671      16,954,036
Insurance recovery                         --              --         475,408
Interest income and other
  income                            1,765,420         908,460         704,689
Interest expense                     (212,323)       (199,563)       (297,602)
Loss before cumulative effect
  of change in accounting
  principle                       (13,407,346)    (16,841,238)    (13,476,598)
                                ------------------------------------------------
Cumulative effect of change in
  accounting principle                     --              --      (5,600,000)
                                ------------------------------------------------
Net loss                         $(13,407,346)   $(16,841,238)   $(19,076,598)
                                ==============================================

Amounts per common share:
Loss before cumulative effect
  of change in accounting
  principle                      $      (1.01)   $      (1.24)   $      (0.92)
Cumulative effect of change in
  accounting principle regarding
  revenue recognition                      --              --           (0.38)
                                ------------------------------------------------
Net loss per share, basic and
diluted                          $      (1.01)   $      (1.24)   $      (1.30)
                                ================================================
Weighted average shares, basic     13,291,182      13,551,856      14,707,345
and diluted
                                ================================================

Pro forma amounts assuming the
change in accounting principle
is applied retroactively:

Net loss                         $(13,626,013)   $(13,355,904)   $(13,476,598)

Net loss per share, basic and
diluted                          $      (1.03)   $      (0.99)   $      (0.92)

See accompanying notes

                                   Focal, Inc.
                        Statements of Stockholders' Equity

                                                   Convertible
                                                 Preferred Stock           Common Stock           Additional
                                                ----------------- ---------------------------      Paid-in       Accumulated
                                                Shares     Amount     Shares        Amount         Capital         Deficit
                                                ----------------- -----------   -------------   -------------   --------------
Balances at December 31, 1997                     --        --    12,868,570    $    128,686    $ 80,777,780    $(45,920,014)

Net proceeds from over-allotment option           --        --       375,000           3,750       3,545,750            --
Exercise of stock options and warrants            --        --        92,578             926         118,539            --
Adjustment for repurchase and retirement
  of stock                                        --        --       (24,884)           (249)        (29,675)           --
Principle loan repayments                         --        --          --              --              --              --
Shares issued under employee stock
  purchase plan                                   --        --        56,503             565         472,392            --
Amortization of deferred compensation             --        --          --              --              --              --
Comprehensive income:
    Unrealized gain on marketable securities      --        --          --              --              --              --
    Net loss                                      --        --          --              --              --       (13,407,346)

    Total comprehensive income                    --        --          --              --              --              --
                                                  ------------  ------------    ------------    ------------    ------------
Balances at December 31, 1998                     --   $    --    13,367,767    $    133,678    $ 84,884,786    $(59,327,360)
                                                  ------------  ------------    ------------    ------------    ------------

Net proceeds from equity financing                --        --       810,372           8,104       4,934,566            --
Exercise of stock options and warrants            --        --        68,586             685         188,828            --
Adjustment for repurchase and retirement
  of stock                                        --        --       (54,515)           (545)        (65,009)           --
Principle loan repayments                         --        --          --              --              --              --
Shares issued under employee stock
  purchase plan                                   --        --        41,998             420         198,748            --
Deferred compensation                             --        --          --              --            36,250            --
Amortization of deferred compensation             --        --          --              --              --              --
Comprehensive income:
    Unrealized gain on marketable securities      --        --          --              --              --              --
    Net loss                                      --        --          --              --              --       (16,841,238)

    Total comprehensive income
                                                  ------------  ------------    ------------    ------------    ------------
Balances at December 31, 1999                     --   $    --    14,234,208    $    142,342    $ 90,178,169    $(76,168,598)
                                                  ------------  ------------    ------------    ------------    ------------

Net proceeds from equity financing                --        --       614,250           6,142       4,993,853            --
Exercise of stock options and warrants            --        --        39,276             393         111,904            --
Adjustment for repurchase and retirement
  of stock                                        --        --        (3,526)            (35)         (4,205)           --
Principle loan repayments                         --        --          --              --              --              --
Shares issued under employee stock
  purchase plan                                   --        --        51,527             515          86,444            --
Deferred compensation                             --        --          --              --              --              --
Amortization of deferred compensation             --        --          --              --              --              --
Comprehensive income:                             --        --          --              --              --              --
    Unrealized gain on marketable securities      --        --          --              --              --              --
    Net loss                                      --        --          --              --              --       (19,076,598)

    Total comprehensive income                    --        --          --              --              --              --
                                                  ------------  ------------    ------------    ------------    ------------
Balances at December 31, 2000                     --   $    --    14,935,735    $    149,357    $ 95,366,165    $(95,245,196)
                                                  ============  ============    ============    ============    ============

                                                  Notes Receivable                    Accumulated         Total
                                                    From Related     Deferred     Other Comprehensive  Stockholders'
                                                      Parties      Compensation         Income           Equity
                                                  --------------  --------------  ----------------  -----------------
Balances at December 31, 1997                     $ (1,688,057)   $   (768,865)   $    (17,358)     $ 32,512,172

Net proceeds from over-allotment option                   --              --              --           3,549,500
Exercise of stock options and warrants                    --              --              --             119,464
Adjustment for repurchase and retirement
  of stock                                              29,923            --              --                  --
Principle loan repayments                              215,001            --              --             215,001
Shares issued under employee stock
  purchase plan                                           --              --              --             472,957
Amortization of deferred compensation                     --           304,659            --             304,659
Comprehensive income:
    Unrealized gain on marketable securities              --              --             9,140             9,140
    Net loss                                              --              --              --         (13,407,346)
                                                                                                    ------------
    Total comprehensive income                            --              --              --         (13,398,206)
                                                  ------------    ------------    ------------      ------------
Balances at December 31, 1998                     $ (1,443,133)   $   (464,206)   $     (8,218)     $ 23,775,547
                                                  ------------    ------------    ------------      ------------

Net proceeds from equity financing                        --              --              --           4,942,670
Exercise of stock options and warrants                    --              --              --             189,513
Adjustment for repurchase and retirement
  of stock                                              65,554            --              --                --
Principle loan repayments                              549,448            --              --             549,448
Shares issued under employee stock
  purchase plan                                           --              --              --             199,168
Deferred compensation                                     --           (36,250)           --                --
Amortization of deferred compensation                     --           316,743            --             316,743
Comprehensive income:
    Unrealized gain on marketable securities              --              --            16,555            16,555
    Net loss                                              --              --              --         (16,841,238)
                                                                                                    ------------
    Total comprehensive income                                                                       (16,824,683)
                                                  ------------    ------------    ------------      ------------
Balances at December 31, 1999                     $   (828,131)   $   (183,713)   $      8,337      $ 13,148,406
                                                  ------------    ------------    ------------      ------------

Net proceeds from equity financing                        --              --              --           4,999,995
Exercise of stock options and warrants                    --              --              --             112,297
Adjustment for repurchase and retirement
  of stock                                                --              --              --              (4,240)
Principle loan repayments                              380,388            --              --             380,388
Shares issued under employee stock
  purchase plan                                           --              --              --              86,959
Deferred compensation                                     --              --              --                --
Amortization of deferred compensation                     --           183,713            --             183,713
Comprehensive income:                                     --              --              --                --
    Unrealized gain on marketable securities              --              --            (7,018)           (7,018)
    Net loss                                              --              --              --         (19,076,598)
                                                                                                    ------------
    Total comprehensive income                            --              --              --         (19,083,616)
                                                  ------------    ------------    ------------      ------------
Balances at December 31, 2000                     $   (447,743)   $       --      $      1,319      $   (176,098)
                                                  ============    ============    ============      ============

See accompanying notes.

                                   Focal, Inc.
                            Statements of Cash Flows

                                                                       Year Ended December 31,
                                                        ------------------------------------------------------
                                                                1998            1999            2000
                                                        ------------------------------------------------------
Operating Activities
Net loss                                                      $(13,407,346)   $(16,841,238)   $(19,076,598)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                                  1,158,452         954,490       1,050,771
  Amortization of deferred
    compensation                                                   304,659         316,743         183,713
  Cumulative effect of change in accounting
    principle                                                                                    4,800,000
  Write-down of notes receivable                                                                   160,414
  Interest income accrued on notes
    receivable from related parties                               (103,280)        (64,111)             --
  (Gain)/loss on disposal of equipment,
    furniture and fixtures                                              --             828         (43,251)
  Increase (decrease) in operating assets
    and liabilities:
         Accounts receivable, accrued interest
           receivable and prepaid expenses and
           other assets                                          1,430,927         577,805        (256,837)
         Inventories                                              (370,028)       (636,917)       (408,086)
         Accounts payable, accrued liabilities                    (373,863)     (1,064,535)       (403,874)
         Deferred revenue                                                                          133,877
         Other assets                                                 (672)           (657)         14,025
         Notes receivable from related parties                     164,318          74,800          24,018
                                                        ------------------------------------------------------
Net cash used in operating activities                          (11,093,553)    (16,618,681)    (13,821,828)
                                                        ------------------------------------------------------

Investing activities
Sale and maturity of marketable securities                      17,370,386      19,904,941       5,224,995
Purchase of marketable securities                              (27,762,163)     (7,774,937)       (710,471)
Purchase of property and equipment                              (1,130,337)     (1,143,954)       (262,129)
                                                        ------------------------------------------------------
Net cash provided by (used in) investing activities            (11,522,114)     10,986,050       4,252,395
                                                        ------------------------------------------------------

Financing activities
Proceeds from equity financings,
   net of issuance costs                                         3,549,500       4,942,670       4,999,995
Proceeds from exercise of stock options                            119,464         189,512         108,057
Proceeds from issuance of common stock
   under the employee stock purchase plan                          472,957         199,168          86,959
Principal payments on notes receivable                             215,001         549,449         219,972
Proceeds from lease financing                                    1,077,336       1,066,426          31,085
Principal payments on capital lease obligations                 (1,112,432)     (1,084,633)       (950,860)
                                                        ------------------------------------------------------
Net cash provided by financing activities                        4,321,826       5,862,592       4,495,208
                                                        ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (18,293,841)        229,961      (5,074,225)

Cash and cash equivalents at beginning of year                  26,810,777       8,516,936       8,746,897
                                                        ------------------------------------------------------
Cash and cash equivalents at end of year                      $  8,516,936    $  8,746,897    $  3,672,672
                                                        ======================================================

Supplemental disclosure of cash flow
information:
     Interest paid                                            $    212,323    $    199,563    $    297,602

See accompanying notes.

                                   Focal, Inc.
                          Notes to Financial Statements
                                December 31, 2000

1. Summary of Significant Accounting Policies

Organization and Business

Focal, Inc. (the "Company") develops, manufactures and commercializes synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. The Company's family of FocalSeal surgical sealant products is currently being developed for use inside the body to seal air and fluid leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

Liquidity and Management's Plans

The Company has incurred recurring losses and has a net capital deficiency at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Focal will require substantial additional capital resources to fund continuing operations through the end of 2001 and beyond. The Company believes there may be a number of alternatives available to meet the continuing capital requirements of its operations, such as collaborative agreements and public or private financings. There can be no assurance that any of these alternatives will be available on terms acceptable to the Company, or at all. If adequate funds are not available, the Company will be required to significantly curtail its operations and may have to sell or license out significant portions of the Company's technology or potential products or discontinue operations.

The 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include cash accounts and funds held in investments with original maturities of three months or less. Marketable securities consist of investments in agencies of the U.S. government, investment grade corporate notes and other investments with original maturities of greater than three months. The Company has classified all cash equivalents and marketable securities as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

The Company invests its cash equivalents and marketable securities with institutions that have strong credit ratings. The Company has developed guidelines relative to investment risk and liquidity.

All product revenues, substantially all collaborative research revenues and substantially all accounts receivable are derived from two customers.

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

1. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market using estimated standard costs.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 3-5 years. Property and equipment under capital leases are amortized using the straight-line method over the lease term, typically 4 years.

Revenue Recognition

Revenues from collaborative research agreements are recognized over the contract life. Revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process, are recognized ratably over the term of the research contract. When payments are specifically tied to a separate earnings process and when considered appropriate, revenue is recognized when earned. In addition, when appropriate, the Company recognizes revenue from certain research payments based on the level of research services performed during the contract or over the term of the agreement. Payments received in advance of research performed are designated as deferred revenue. Reimbursable expenses incurred or milestones achieved but not yet reimbursed are designated as contract revenues receivable.

Product revenues are recognized only when the contract is signed, the product has been shipped and all obligations have been delivered to the customer, the fee is fixed and determinable, and collection is probable (see Note 8).

Research and Development Costs and Patent Costs

All research and development costs, including the cost of acquiring patents and licensing fees paid in connection with university technology licensing agreements, are expensed as incurred.

Stock Based Compensation

The Company accounts for its stock based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

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

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed based on the weighted

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

1. Summary of Significant Accounting Policies (Continued)

average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares to be issued upon exercise of stock options are anti-dilutive for all periods presented.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements in order to conform to the 2000 presentation.

Impact of Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities", which was amended by FAS 137 and FAS 138, which requires the adoption of FAS 133 by Focal in the first quarter of 2001. Focal does not expect the implementation of this statement to have a significant impact on its results of operations or financial position.

Effective in the fourth quarter of 2000, Focal changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, Focal had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, Focal now recognizes revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process, ratably over the term of the research contract or the distribution arrangement. When payments are specifically tied to a separate earnings process and when considered appropriate, revenue is recognized when earned. In addition, when appropriate, Focal recognized revenue from certain research payments based upon the level of research services performed during the research contract or over the term of the agreement. The cumulative effect of the change in accounting principle resulted in a charge to income of $5.6 million, which is included in the loss for the year ended December 31, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to the prior periods presented. Included in revenue for the year ended December 31, 2000 is $800,000 of revenue relating to the adoption of SAB 101. The amount of revenue to be recognized in future years that is included in the cumulative effect of the change in accounting principle is $800,000 for each of the next six years. After giving effect to the implementation of SAB 101, Focal had a net loss of $19,076,598 or $1.30 per share for the year 2000.

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

2. Marketable Securities

Available-for-sale marketable securities consisted of the following:

                                         December 31, 1999
                          ---------------------------------------------------
                                         Gross         Gross
                                      Unrealized    Unrealized     Estimated
                             Cost        Gains        Losses      Fair Value
                          ---------------------------------------------------

Corporate notes due
  within one year         $4,707,503    $    8,339        -        $4,715,842
                          ---------------------------------------------------
Total debt securities
  included in marketable
  securities              $4,707,503    $    8,339        -        $4,715,842
                          ===================================================

                                         December 31, 2000
                          ---------------------------------------------------
                                         Gross         Gross
                                      Unrealized    Unrealized     Estimated
                             Cost        Gains        Losses      Fair Value
                          ---------------------------------------------------
Corporate notes
  (maturing in 2025)      $  199,999    $    1,319        _        $  201,318

                          ---------------------------------------------------
Total debt securities
  included in marketable
  securities              $  199,999    $    1,319        -        $  201,318
                          ===================================================

Amortized cost basis was used in computing the cost of marketable securities sold.

3.  Inventories

Inventories consist of the following at December 31:

                                               1999           2000
                                           -----------------------------

   Purchased parts and subassemblies       $   146,906   $  1,443,572
   Work in process                           1,265,623        321,006
   Finished goods                              161,405        217,442
                                           -----------------------------
                                           $ 1,573,934   $  1,982,020
                                           =============================

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

4. Property and Equipment
Property and equipment consist of the following at December 31:

                                               1999           2000
                                           -----------------------------

   Leasehold improvements                  $  1,187,801  $  1,216,569
   Laboratory equipment                       5,530,008     5,511,712
   Office equipment, computers and
   software                                     897,351     1,009,382
   Furniture and fixtures                       626,793       640,803
                                           -----------------------------
                                           $  8,241,953  $  8,378,465
   Less accumulated depreciation and
   amortization                               5,370,919     6,259,839
                                           -----------------------------
                                           $  2,871,034  $  2,118,626
                                           =============================

5.  Accrued Liabilities

Accrued liabilities consist of the following at December 31:

                                                  1999          2000
                                              ----------------------------
Accrued university research funding and
  outside services                            $    687,167  $      6,883
Accrued payroll and related expenses               620,145       460,358
Accrued professional fees                          250,492       347,140
Accrued other                                    1,056,071     1,386,876
                                              ----------------------------
                                              $  2,613,875  $  2,201,257
                                              ============================

6. Stockholders' Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

In 1997, the Board of Directors of the Company adopted a Preferred Shares Rights Agreement (the "Rights Plan") designed to protect shareholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value. In connection with the Rights Plan, the Board of Directors will designate a certain number of shares of the Company's preferred stock as Series A Participating Preferred Stock. Under the Rights Plan, a right to purchase one one-thousandth of one share of the Series A Preferred Stock (the "Rights") will be distributed as a dividend for each share of common stock. The terms of the Rights Plan provide that the Rights will become exercisable upon the earlier of the tenth day after any person or group acquires 15% or more of the Company's outstanding common stock or the tenth business day after any person or group commences a tender or exchange offer which would, if completed, result in the offer or owning 15% or more of the Company's outstanding common stock. The Rights may generally be redeemed by action of the Board of Directors at $.001 per Right at any time prior to the tenth day following the public announcement that any person or group has acquired 15% or more of the outstanding common stock of the Company. The Rights expire on January 28, 2007. The Rights have certain anti-takeover effects in that they would cause substantial dilution to the party attempting to acquire the Company. In October 1999, the Board of Directors approved an amendment to the Rights Plan, which provides that certain purchases of voting stock by Genzyme Biosurgery Corporation will not trigger the exercisability of the Rights under the Rights Plan.

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

6. Stockholders' Equity (Continued)

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

Warrants

Prior to the initial public offering, the Company granted warrants to secure lease financing, to raise capital, to obtain letters of credit and as a form of compensation to various consultants. At December 31, 2000, the Company has common stock warrants outstanding covering 43,782 shares at exercise prices ranging from $5.66 to $12.03 per share expiring at various dates through February 2006.

Stock Options

The 1992 Incentive Stock Plan (the "1992 Plan") authorizes the grant of incentive stock options and nonqualified stock options to employees and nonqualified stock options to consultants. A total of 2,600,000 shares have been reserved for issuance under the 1992 Plan. The exercise price of incentive stock options granted under the 1992 Plan may not be less than 100% of the fair market value of the common stock as of the grant date, as determined by the Board of Directors. The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the common stock as of the grant date. Options issued under the 1992 Plan generally have a four-year vesting period, unless otherwise determined by the Board of Directors. The term of stock options granted under the 1992 Plan may not exceed ten years. Subject to the approval of the Board of Directors, the Plan allows option holders the right to immediately exercise outstanding options (both vested and unvested), with the subsequent share issuances being subject to a repurchase option by the Company under certain conditions according to the original vesting schedule and exercise price.

In May 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan"). A total of 875,000 shares have been reserved for issuance under the 1999 Plan. The 1999 Plan authorizes the grant of incentive and nonqualified stock options to officers, directors, consultants and advisors of the Company. The Board establishes the exercise price at the time an option is granted and specifies such price in the applicable option agreement. Options issued under the 1999 Plan generally have a four-year vesting period, unless otherwise determined by the Board of Directors. The term of stock options granted under the 1999 Plan may not exceed ten years.

In February 2000, the Board of Directors approved an increase in the number of shares reserved for issuance under the 1999 Plan from 875,000 shares to 1,525,000 shares. The increase was approved by the Company's shareholders at the May 2000 annual meeting.

For certain options granted under the 1992 Plan, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. In connection with these grants, $316,743 and $183,713 of deferred compensation amortization was recorded in the year ended December 31, 1999 and 2000, respectively. There was no compensation expense to be amortized in future periods as of December 31, 2000.

In January 1997, the Board of Directors approved a program under which directors, executive officers and certain other key employees were permitted to exercise options to purchase 1,494,775 common shares in exchange for four-year notes with an interest rate of 6% per annum as permitted by the 1992 Plan. The notes are full recourse and principal and accrued interest are payable upon the maturity of the note. In October 2000, the Board of Directors approved an extension to the maturity of the notes in the program for an additional 12 months or forgiveness due to change in control. Under certain conditions, the shares are subject to a repurchase option by the Company according to the original vesting schedule. At December 31, 2000, a total of 54,572 shares issued under the 1992 Plan were subject to the Company's repurchase option and $447,745 of notes receivable were outstanding and included in the stockholders' equity section of the accompanying financial statements.

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

6. Stockholders' Equity (Continued)

The 1997 Employee Stock Purchase Plan (the "Purchase Plan") has 200,000 shares of common stock reserved for issuance thereunder. Under the Purchase Plan, eligible employees may purchase common shares at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of a two year offering period or the end of each six month purchase period included in such offering period. Participation in the offering period is limited to 15% of the employee's compensation or $25,000 in any calendar year. The first offering period commenced in January 1998 and the Purchase Plan will terminate in 2007.

The 1997 Non-Employee Director Option Plan (the "Director Plan") has 150,000 shares of common stock reserved for issuance thereunder. Effective with the 1998 annual meeting of stockholders and annually thereafter, each nonemployee director is automatically granted a nonstatutory option to purchase 5,000 shares of common stock. The exercise price of each of these options will be equal to the fair market value of the common stock on the date of grant. Each option granted under the Director Plan will vest on a cumulative monthly basis over a four-year period. The Director Plan will terminate in September 2007, unless terminated earlier in accordance with the provisions of the Director Plan.

The following table presents the activity of all of the Company's stock plans for the years ended December 31, 1998, 1999 and 2000:

                       1998                 1999                  2000
                ------------------  --------------------  ----------------------
                         Weighted              Weighted             Weighted
                         Average               Average              Average
                Options  Exercise     Options  Exercise    Options  Exercise
                           Price                 Price                Price
                ------------------  --------------------  ----------------------

Outstanding at
  beginning of
  year           497,267    $4.42     780,362     $7.55   1,723,274    $5.53
Granted          394,778     9.87   1,171,392      4.40   1,017,816     2.83
Exercised        (92,578)    1.26     (53,675)     1.66     (39,264)    2.62
Canceled         (19,105)    4.66    (174,805)     8.18    (423,938)    5.93
                ------------------  --------------------  ----------------------
Outstanding at
  end of year    780,362    $7.55   1,723,274     $5.53   2,277,888    $4.30
                ==================  ====================  ======================
Options
  exercisable
  at end of
  year           189,439    $5.07     310,721     $6.27     912,622    $5.07
                ==================  ====================  ======================

Weighted average fair
  value per share of
  options granted during
  the year                  $5.84                 $2.55                $2.47
                         ===========           ===========          ===========

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

                            Options Outstanding            Options Exercisable
                      ---------------------------------  -----------------------
                                   Weighted
                                   Average     Weighted                 Weighted
                                   Remaining   Average                   Average
     Range of           Number     Contractual Exercise      Number     Exercise
  Exercise Prices     Outstanding  Life (Yrs.)  Price     Exercisable    Price
--------------------  ---------------------------------  -----------------------

$ 0.0000 - $ 1.7500      54,560      5.91       $1.19       47,469        $1.17
$ 2.5000 - $ 2.5000     846,500      9.71       $2.50      161,965        $2.50
$ 2.5940 - $ 4.0625     307,154      8.55       $3.81      148,275        $3.87
$ 4.3750 - $ 4.3750     660,000      8.97       $4.38      291,874        $4.38
$ 4.6875 - $18.0000     409,674      7.77       $8.67      263,039        $8.80
                      -----------                        ----------
                      2,277,888                            912,622
                      ===========                        ==========

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

6. Stockholders' Equity (Continued)

FAS 123 Disclosures

If the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1998, 1999 and 2000, consistent with the provisions of FAS 123, the pro forma net loss and net loss per share for 1998, 1999 and 2000, would be as follows (in thousands except per share amounts):


                 1998                   1999                   2000
         ----------------------  ----------------------  ----------------------
         As Reported  Pro Forma  As Reported Pro Forma   As Reported  Pro Forma
         ----------------------  ----------------------  ----------------------

Net loss   $(13,407)  $(14,121)    $(16,841)  $(17,914)     $(19,077)  $(20,568)
Basic
  and       $(1.01)    $(1.06)      $(1.24)    $(1.32)        $(1.30)   $(1.40)
  diluted
  net
  loss
  per
  share

The fair value of options and warrants issued at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                      Options Granted
                          ----------------------------------------
                              1998         1999         2000
                          ----------------------------------------

      Expected life
        (years)                 5.0          5.0          5.0
      Interest rate             4.5          6.4          6.5
      Volatility                66%          60%         130%

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The effects on 1998, 1999 and 2000 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only two, three and four years, respectively, of option grants under the Company's plans.

Common Stock Reserved for Issuance

At December 31, 2000, the Company has reserved 2,321,670 shares of common stock for issuance upon the exercise of all outstanding warrants and options authorized under the Company's various stock plans.

7. Commitments

The Company has a ten-year lease agreement expiring in 2004 for its principal facility. In connection with this lease, the lessor funded approximately $4,367,000 of leasehold improvements which are reimbursed as part of the minimum lease payments. The Company has certain options to purchase the building and the leasehold improvements.

The Company leases the majority of its equipment, furniture and fixtures under capital leases. Included in property and equipment at December 31, 1999 and 2000, respectively, were assets with a cost basis of $7,994,045 and $8,111,464 acquired under capital leases. Accumulated amortization as of December 31, 1999 and 2000,

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

7. Commitments (Continued)

respectively, related to these assets was $5,229,830 and $5,400,476. Amortization of assets under capital leases are included with depreciation and amortization in the accompanying financial statements.

As of December 31, 2000, the Company's minimum lease payments under capital and operating leases are as follows:

                                                 Capital      Building
                                                 Leases       Operating
                                                                Lease
                                              ----------------------------
2001                                           $  762,782    $ 1,147,974
2002                                              500,780      1,147,974
2003                                              204,580      1,147,974
2004                                                8,317        860,980
Thereafter                                             --             --
                                              ----------------------------
Total minimum lease payments                    1,476,459    $ 4,304,902
                                                            ==============
Less interest                                     137,103
                                              --------------
Present value of minimum lease payments         1,339,356
Less capital lease obligations due within
  one year                                        688,828
                                              --------------
Capital lease obligations - long-term portion  $  650,528
                                              ==============

Total rent expense was $1,114,389, $1,126,917 and $1,046,811 in 1998, 1999, and
2000, respectively.

The Company has a lease commitment totaling $1.5 million from a leasing company for the financing of equipment and leasehold improvements. Under this agreement, the term for financing equipment purchases and leasehold improvements is 48 months and 36 months, respectively. The interest rate is established as of the commencement date for each new drawdown, based on a treasury security index, and is fixed for the term of the financing. There is a fixed percentage buy-out provision at the end of the lease period. The lease financings are collateralized by the equipment and leasehold improvements being financed. As of December 31, 2000, there were $1,339,000 in outstanding borrowings under this financing arrangement. There are no financial covenants in connection with this lease financing.

In September 2000, the Company entered into a sublease agreement with TruExchange, Inc. to sublease 8,000 square feet of space for $24,027 per month. In October 2000, the Company entered into a sublease agreement with Lexigen Pharmaceuticals Corp. to sublease 3,360 square feet of space for $9,800 per month.

8. Research and Development, Licensing and Marketing and Distribution Agreements

In October 1999, the Company entered into a Marketing and Distribution Agreement with Genzyme Biosurgery (formerly Genzyme Surgical Products), a division of Genzyme Corporation. Genzyme Biosurgery was granted exclusive marketing and distribution rights to Focal's surgical sealant products for lung surgery, cardiovascular surgery and gastrointestinal surgery in North America. The Company retained manufacturing rights to these products. Under the terms of the agreement, the Company will be reimbursed for its cost of manufacturing product plus 50% of the gross margin generated from Genzyme Biosurgery's sales of the Company's sealant products to customers. The term of the agreement is for ten years, with two five-year renewal options which are automatic if Genzyme Biosurgery meets certain minimum performance standards. In addition to the Marketing and Distribution Agreement, in October 1999 Focal and Genzyme Biosurgery also entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme Biosurgery over a twenty month period, subject to certain specified conditions. The first $5.0 million purchase was made by Genzyme Biosurgery in November 1999, with Genzyme Biosurgery purchasing approximately 810,000 shares at a 25%

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

8. Research and Development, Licensing and Marketing and Distribution Agreements (Continued)

premium to the ten day average trading price of the Company's common stock prior to the investment. The second $5.0 million purchase was made by Genzyme Biosurgery in April 2000, with Genzyme Biosurgery purchasing approximately 614,000 shares at the twenty day average trading price of the Company's common stock prior to the investment. The third $5.0 million investment was made by Genzyme Biosurgery in January 2001, with Genzyme Biosurgery purchasing approximately 2.4 million shares at the twenty day average trading price of the Company's common stock prior to the investment. At Focal's option, one additional $5.0 million investment will be made by Genzyme Biosurgery. The final investment of $5.0 million may be called by Focal in the second quarter of 2001, subject to the satisfaction of closing conditions. The final investment will be priced based upon the twenty day trading average of the Company's stock.

In January 1997, the Company entered into a distribution and licensing agreement with the Ethicon, Inc. division of Johnson & Johnson ("Ethicon") for the research, development and commercialization of the Company's surgical sealant products. Ethicon received marketing rights to all territories outside North America in exchange for (a) a one-time, nonrefundable payment to the Company for past research and development expenditures; (b) fixed quarterly funding for two years to be applied toward future research and development costs; (c) funding of certain additional research and development expenses; (d) payments upon achievement of specific milestones; and (e) specified percentages of product sales, if any, representing a combined royalty and product cost payment. The Company retained worldwide manufacturing rights and North American marketing rights. The term of the Ethicon Agreement extends until January 2007, subject to one-year extensions at Ethicon's discretion. In addition, Ethicon may terminate the agreement at any time upon 12 months' prior written notice with or without cause. In August 1998, the Ethicon Agreement was expanded to include research and development funding for a cardiovascular sealant which Ethicon subsequently elected not to fund.

The Company has collaborative research agreements and technology licensing agreements with certain universities. The Company has worldwide exclusive licenses to the technologies developed under these agreements, in exchange for funding certain research and payment of licensing fees and royalties on applicable product sales. Research and development expense and licensing fees incurred under these agreements during the years ended December 31, 1998, 1999, and 2000, totaled $150,000, $134,000 and $355,000, respectively. In connection with these agreements, the Company has no research funding commitments at December 31, 2000.

9. Income Taxes

Due to net losses incurred by the Company in each year since its inception, no provision for income taxes has been recorded. At December 31, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $86.1 and $51.0 million, respectively, and federal and state research and development tax credit carryforwards of approximately $4.4 million which expire at various times through 2020.

                                   Focal, Inc.
                      Notes to Financial Statements (Continued)
                                December 31, 2000

9. Income Taxes (Continued)


Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                  1999          2000
                                              ----------------------------
Deferred tax assets:
  Net operating losses                         $27,418,000   $32,341,000
  Research and development tax credits           4,067,000     4,390,000
  Other                                            709,000     2,652,000
                                              ----------------------------
                                                32,194,000    39,383,000
  Valuation allowance                          (32,194,000)  (39,383,000)
                                              ----------------------------
Net deferred tax assets                        $         -   $         -
                                              ============================

For financial reporting purposes, a valuation allowance has been provided since realization of such deferred tax assets is uncertain. The valuation allowance increased by $7,189,000 during 2000, due primarily to the increase in tax credits and net operating loss carryforwards. The future utilization of the net operating loss carryforwards may be subject to limitations under the change in stock ownership provisions of the Internal Revenue Code.

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

11. Quarterly Financial Information (unaudited)

      The quarterly information for the first three quarters of 2000 reflect the quarters as previously reported prior to the adoption of SAB 101. In 2000, the "as restated" quarterly amounts represent the quarterly information restated for the retroactive adoption of SAB 101 to January 1, 2000, as noted in the column headings. Focal increased the inventory reserve due to high levels of inventory
- resulting in a charge to cost of product revenues of $737,000 in the fourth quarter of 2000. The 1999 quarterly information is as previously reported.

                                   Focal, Inc.
                             Statement of Operations

                                                 First Quarter Ended            Second Quarter Ended
                                                    March 31, 2000                  June 30, 2000
                                             ----------------------------   ----------------------------
                                             As previously        As        As previously        As
                                               reported        restated       reported        restated
                                             -------------  ------------    -----------      -----------
Statement of Operations:
 REVENUES:
     Collaborative Revenues                             -        200,000         17,212          217,212
     Product Revenues                             237,366        237,366        397,072          397,072
                                             -------------  ------------    -----------      -----------
         Total Revenues                           237,366        437,366        414,284          614,284
                                             -------------  ------------    -----------      -----------

         Total costs and expenses               4,486,111      4,486,111      3,805,955        3,805,955
         Total other (income) expense            (606,906)      (606,906)      (129,379)        (129,379)
                                             -------------  ------------    -----------      -----------
 Net loss before cumulative effect of change
      in accounting principle                  (3,641,839)    (3,441,839)    (3,262,292)      (3,062,292)
                                             -------------  ------------    -----------      -----------
Cumulative effect of change in accounting
     principle                                          -     (5,600,000)             -                -
                                             -------------  ------------    -----------      -----------
 Net Loss                                      (3,641,839)  $ (9,041,839)   $(3,262,292)    $ (3,062,292)
                                             =============  ============    ===========     ============

 Basic and diluted per share                  $     (0.26)  $      (0.64)   $     (0.22)         $ (0.21)

Weighted average shares, basic and diluted     14,235,994     14,235,994     14,777,506      14,777,506

                                                   Third Quarter Ended         Fourth Quarter Ended
                                                  September 30,   2000          December 31, 2000
                                              -----------------------------------------------------
                                              As previously         As                  As
                                                reported         restated            reported
                                              -------------    -----------         --------------
Statement of Operations:
 REVENUES:
     Collaborative Revenues                         33,083         233,083              224,080
     Product Revenues                              486,872         486,872              598,258
                                              -------------    -----------         ------------
         Total Revenues                            519,955         719,955              822,338
                                              -------------    -----------         ------------

         Total costs and expenses                3,684,951       3,684,951            4,977,019
         Total other (income) expense             (112,394)       (112,394)             (33,816)
                                              -------------    -----------         ------------
 Net loss before cumulative effect of change
     in accounting principle                    (3,052,602)     (2,852,602)          (4,119,865)
                                              -------------    -----------         ------------
Cumulative effect of change in accounting
     principle                                           -               -                    -
                                              -------------    -----------         ------------
 Net Loss                                      $(3,052,602)    $(2,852,602)        $ (4,119,865)
                                              -------------    -----------         ------------

 Basic and diluted per share                   $     (0.20)    $     (0.19)             $ (0.28)

Weighted average shares, basic and diluted      14,900,436      14,900,436           14,707,345

                                             First Quarter    Second Quarter    Third Quarter         Fourth Quarter
                                                 Ended           Ended              Ended                  Ended
                                            March 31, 1999     June 30, 1999    September 30, 1999    December 31, 1999
                                            ---------------------------------   -----------------------------------------
Statement of Operations:

 REVENUES:
     Collaborative Revenues                         608,160           94,238                18,236            1,051,983
     Product Revenues                               717,832          679,268                12,986               12,833
                                               ------------     ------------          ------------         ------------
         Total Revenues                           1,325,992          773,506                31,222            1,064,816
                                               ------------     ------------          ------------         ------------

         Total costs and expenses                 5,659,696        5,968,223             4,536,854            4,580,898
     Total other (income) expense                  (250,970)        (195,162)             (138,859)            (123,906)
                                               ------------     ------------          ------------         ------------
 Net loss before cumulative effect of change
  in accounting principle                        (4,082,734)      (4,999,555)           (4,366,773)          (3,392,176)
                                               ------------     ------------          ------------         ------------

     SAB 101 cumulative adjustment                        -                -                     -                    -
                                               ------------     ------------          ------------         ------------
 Net Loss                                      $ (4,082,734)    $ (4,999,555)         $ (4,366,773)        $ (3,392,176)
                                               ============     ============          ============         ============

 Basic and diluted per share                   $      (0.30)    $      (0.37)         $      (0.32)        $      (0.24)

 Weighted average shares, basic and diluted      13,391,484       13,407,029            13,441,931           13,961,920

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Company's two most recently completed fiscal years there have been no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Company

Except as set forth in Part I of this annual report under the caption "Executive Officers of the Company," the information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 24, 2001.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Compensation of Directors," "- Compensation of Executive Officers," "- Agreements with Executive Officers," "-Report of the Compensation Committee" and "- Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K

      1.    Financial Statements:

                                                               Page No.
Reports of Independent Auditors............................      35
Balance Sheets, as of December 31, 1999 and 2000...........      36
Statements of Operations for the Years Ended December 31,
  1998, 1999 and 2000......................................      37
Statements of Stockholders' Equity for the Years Ended
  December 31, 1998, 1999 and 2000.........................      38
Statements of Cash Flows for the Years Ended December 31,
  1998, 1999 and 2000......................................      39
Notes to Financial Statements..............................      40

      2.    Financial Statement Schedules:

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      3.    Exhibits:

      The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K:

      None.

      The following registered trademarks of the Company are mentioned in this Annual Report on Form 10-K: FocalSeal(R), FocalGel(R) and Focal(R).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOCAL, INC

Date:  March 29, 2001                     By: /s/ Ronald S. Rudowsky
                                             -------------------------
                                             Ronald S. Rudowsky
                                             President and
                                             Chief Executive Officer

      KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. DePasqua, Ronald Rudowksy and Harry R. Trout III, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                     Title                   Date
          ---------                     -----                   ----

/s/ Robert J. DePasqua        Chairman of the Board of      March 29, 2001
----------------------------- Directors
    (Robert J. DePasqua)

/s/ Ronald S. Rudowsky        President, Chief Executive    March 29, 2001
----------------------------- Officer and Director
    (Ronald S. Rudowsky)

/s/ Harry R. Trout III        Chief Financial Officer       March 29, 2001
----------------------------- (Principal Financial and
    (Harry R. Trout III)      Accounting Officer)

/s/ Henry Brem, M.D.          Director                      March 29, 2001
-----------------------------
     (Henry Brem, M.D.)

/s/ Robert Langer, Ph.D.      Director                      March 29, 2001
-----------------------------
   (Robert Langer, Ph.D.)

/s/ Donald Grilli             Director                      March 29, 2001
-----------------------------
       (Donald Grilli)

                                  EXHIBIT INDEX


Exhibit
 Number

  3.2(1)   Restated Certificate of Incorporation of the Company.
  3.3(1)   Bylaws of the Company as amended.
  4.2(1)   Specimen Common Stock Certificate.
 10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
 10.2(1)* 1992 Incentive Stock Plan, as amended, and form of Stock Option Agreement thereunder.
 10.3(1)* 1997 Directors' Option Plan and forms of agreements thereunder. 10.4(1)* 1997 Employee Stock Purchase Plan and forms of agreement thereunder.
 10.5(1)   Restated Investors Rights Agreement dated April 12,
           1996 among the Company and certain stockholders of
           the Company.
 10.6(1)   Lease Agreement dated April 4, 1994 between the
           Company and The Mutual Life Insurance Company of New
           York relating to lease of facility located at 4
           Maguire Road, Lexington, MA, as amended to date.
 10.7(1) Master Loan and Security Agreement dated April 18, 1997 between the Company and Transamerica Leasing.
 10.8(1)+  Patent and Technology License Agreement dated June
           11, 1992 between the Company and University of
           Texas.
 10.9+ Exclusive License Agreement dated as of January 1, 2001 among the Company, Marvin Slepian, M.D. and Endoluminal Therapeutics, Inc.
 10.10(1)+ Distribution,  License  and Supply  Agreement  dated  January 2,
           1997 between the Company and Ethicon, Inc.
 10.11(1) Agreement for Consulting Services dated November 15, 1991 between the Company and Robert Langer, Ph.D.
 10.12+    Agreement for Consulting Services dated as of
           January 1, 2001 between the Company and Marvin
           Slepian, M.D.
 10.13(1)  Form of Restricted Stock Purchase Agreement and
           schedule of current officers and directors party
           thereto.
 10.14(2)  Preferred Shares Rights Agreement dated as of
           December 17, 1997, as amended by Amendment No. 1 to
           Rights Agreement, dated March 31, 2001, by and
           between the Company and Norwest Bank Minnesota N.A,
           as Rights Agent
 10.15(3)+ Marketing and Distribution  Agreement  between Focal and Genzyme
           Surgical Products dated October 21, 1999.
 10.16(3) Stock Purchase Agreement between Focal and Genzyme Corporation dated October 21, 1999.
 10.17(3)  Registration   Rights   Agreement   between  Focal  and  Genzyme
           Corporation dated October 21, 1999.
 10.18(4) Separation Agreement, dated July 12, 2000, between the Company and Tom Bromander.
 10.19 Separation Agreement, dated July 12, 2000, between the Company and Peter Jarrett.
 10.20(4) Separation Agreement, dated October 30, 2000, between the Company and Ronald Rudowsky.
 10.21(4)  Separation  Agreement,   dated  August  16,  2000,  between  the
           Company and Harry Trout III.
 10.22*    1999 Incentive Stock Plan, as amended.
 23.1      Consent of Ernst & Young LLP, independent auditors.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-38379, originally filed with the Securities and Exchange Commission on October 21, 1997.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with Securities and Exchange Commission on March 30, 2000.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000.
* Management contract or compensatory plan filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.
+     Confidential treatment requested as to certain portions.