Form 10-K/A
period 2000-12-31
FOCAL INC
filed 2001-04-30
CIK 911684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                    FOR THE TRANSITION PERIOD FROM
-----------------------------------------------------------------------
                                  TO
-----------------------------------------------------------------------

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

       Registrant's telephone number, including area code: (781) 280-7800
                            ------------------------

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

    As of March 20, 2001, the Registrant had outstanding 17,364,401 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to include the information required to be set forth in Part III, which was omitted from the Company's Annual Report on Form 10-K as originally filed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

NAME                                     AGE                          POSITION
----                                   --------                       --------
Robert J. DePasqua...................     52      Chairman
Ronald S. Rudowsky...................     52      President, Chief Executive Officer and Director
Peter K. Jarrett, Ph.D...............     44      Vice President, Research and Development
Thomas S. Bromander..................     43      Vice President, Operations
Harry R. Trout III...................     32      Chief Financial Officer
Henry Brem, M.D......................     48      Director
Donald A. Grilli.....................     58      Director
Robert Langer, Ph.D..................     52      Director

    ROBERT J. DEPASQUA has served as Chairman of the Board of Directors since February 1, 2001. From December 1999 until January 2001, he served as President and Chief Executive Officer and as a director of the Company. From 1998 to 1999, he served as President and Chief Executive Officer at Biolink, a medical device company. From 1994 to 1998, Mr. DePasqua was self employed as a private investor and served on the board of directors of several companies. From 1989 to 1994, he served as President and Chief Executive Officer at Spectranetics, a medical device company. From 1979 to 1989, Mr. DePasqua held a variety of positions at Boston Scientific Corporation, a medical device company, including President of the Microinvasive division. Mr. DePasqua received his B.S. in Engineering from Northeastern University.

    RONALD S. RUDOWSKY has served as President and Chief Executive Officer of the Company and as a director of the Company since February 1, 2001. From October 2000 to February 2001 he served as Chief Operating Officer of the Company; from January 1997 to October 2000 he served as Vice President of Sales and Marketing of the Company; and from January 1994 to January 1997 he served as Director, Procedure Development. From June 1991 to December 1993, he was the Director of Marketing of Ethicon Endo-Surgery, a medical device company and a division of Johnson & Johnson. Previously, he spent 14 years in various sales and marketing positions at Ethicon, Inc. Mr. Rudowsky holds a B.B.A. in Marketing from Marshall University.

    PETER K. JARRETT, PH.D. has served as Vice President of Research and Development of the Company since June 2000. Dr. Jarrett joined the Company in 1993 as Senior Scientist in Materials Research and Development. In 1996,
Dr. Jarrett was promoted to the position of Director of Materials Development and to Senior Director of Materials Research and Development in 1998. From 1984 to 1993, Dr. Jarrett was employed by Davis & Geck, a Tyco company primarily involved in medical devices, in various positions including Research Fellow. Dr. Jarrett received his Ph.D. in 1983 from the University of Connecticut in Polymer Science and received a B.A. in Chemistry from Connecticut College.

    THOMAS S. BROMANDER has served as Vice President of Operations of the Company since June 2000. Mr. Bromander joined the Company as Manager of Manufacturing in August 1993. Mr. Bromander was promoted to Associate Director of Manufacturing in March 1997 and to Director of Manufacturing in April 1998. From 1991 to 1993, he served as Advanced Engineering Manager at Cordis Corporation, a Johnson & Johnson company, a medical device company, and Manufacturing Manager at

Abiomed, Inc., a medical device company. From 1981 to 1991, Mr. Bromander held various engineering positions at C.R. Bard, Inc., a medical device company, including Manufacturing Engineering Manager. Mr. Bromander received his B.S. in Mechanical Engineering from the University of Lowell.

    HARRY R. TROUT III has served as Chief Financial Officer of the Company since May 2000. Mr. Trout joined the Company in January 2000 as Corporate Controller. He served as a consultant to the Company from July 1999 to December 1999. From December 1998 to December 1999, he served as an independent consultant working with start-up companies in the technology industry. From 1997 to 1998, he served as Corporate Controller at Fulfillment Plus Corporation, a telecommunications company. From 1991 to 1997, he served as Controller for the Abjerona Company, a real estate conglomerate. From 1988 to 1991, he served as a Senior Accountant with Bicknell & Fuller Corporation, a packaging manufacturer. Mr. Trout holds an M.B.A. from the New Hampshire College Graduate School and a B.S. in Accounting from North Adams State College.

    HENRY BREM, M.D. has served as a director of the Company since 1991. Since 1984, Dr. Brem has served as Director of the Brain Tumor Research Center and Professor of Neurosurgery, Ophthalmology and Oncology at The Johns Hopkins University. Dr. Brem is a scientific founder of the Company. Dr. Brem holds an M.D. from Harvard University.

    DONALD A. GRILLI has served as a director of the Company since August 1999 and was Chairman of the Board of Directors from December 1999 until February 1, 2001. From November 1999 to December 1999, Mr. Grilli served as Acting Chief Executive Officer of the Company. Since July 1999, Mr. Grilli has served as a principal at Dynamic Solutions, a health care consulting company. In addition, from 1967 to 1999, Mr. Grilli was employed at Johnson and Johnson Professional, a medical device company, serving as President from 1994 to 1999. Mr. Grilli also serves on the Board of Directors of Vasogen, Inc., a publicly traded company.

    ROBERT LANGER, PH.D. has served as a director of the Company since 1996. Dr. Langer has been the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering at the Massachusetts Institute of Technology since 1992. He is also a member of the National Academy of Sciences, National Academy of Engineering and the Institute of Medicine. He also serves on the Board of Directors of Boston Life Sciences Inc., a publicly traded company. Dr. Langer holds a Sc.D. from the Massachusetts Institute of Technology in Chemical Engineering.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on its review of copies of reports filed by all officers and directors of the Company who are persons required to file reports ("Reporting Persons") pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from certain Reporting Persons, the Company believes that during fiscal 2000 all filings required to be made by the Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the Company's President and Chief Executive Officer and the Company's other most highly compensated executive officers whose total annual salary and bonus for 2000 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                            ------------
                                                ANNUAL COMPENSATION          SECURITIES
                                               ----------------------        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY ($)   BONUS ($)       OPTIONS (#)    COMPENSATION ($)(1)
---------------------------         --------   ----------   ---------       ------------   -------------------
Robert J. DePasqua(2).............    2000      $274,999     $    --                --           $    --
  Chairman and Former President       1999        10,503      75,000           650,000(3)             --
  and Chief Executive Officer         1998            --          --                --                --

Ronald S. Rudowsky(4).............    2000       200,831          --           230,000             2,625
  President and Chief Executive       1999       174,527      26,905            35,000             2,171
  Officer                             1998       160,721      28,930            20,000                --

Peter K. Jarrett, Ph.D............    2000       168,449          --           121,000             2,335
  Vice President, Research            1999       148,858      18,322             8,000             1,861
  and Development                     1998       135,154      17,978             2,625             1,690

Thomas S. Bromander...............    2000       135,154          --           121,000             1,114
  Vice President, Operations          1999       108,710      13,375            15,000               900
                                      1998       100,094      12,623             5,025               750

Harry R. Trout III(5).............    2000       105,950          --           146,250             6,861(6)
  Chief Financial Officer             1999            --          --                --            28,963(6)
                                      1998            --          --                --                --

------------------------

(1) Consists of 401(k) Plan matching payments made by the Company.

(2) Mr. DePasqua was elected Chairman of the Board of Directors, effective February 1, 2001, and resigned as President and Chief Executive Officer effective that same date. He served as President and Chief Executive Officer of the Company from December 17, 1999 until February 1, 2001.

(3) Mr. DePasqua and the Company agreed in April 2001 to cancel all of these options.

(4) Mr. Rudowsky was elected to serve as President and Chief Executive Officer of the Company effective February 1, 2001 at an annual salary of $240,000. He had previously served as Vice President of Sales and Marketing and then as Chief Operating Officer of the Company.

(5) Mr. Trout joined the Company in January 2000. He served as a consultant to the Company from July 1999 to January 2000.

(6) Consists of payments made under a consulting agreement between the Company and Mr. Trout prior to Mr. Trout's employment by the Company.

    OPTION GRANT TABLE. The following table sets forth certain information regarding options granted during the year ended December 31, 2000 by the Company to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                             ---------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                            PERCENT OF                               AT ASSUMED ANNUAL RATES
                              NUMBER OF    TOTAL OPTIONS                           OF STOCK PRICE APPRECIATION
                             SECURITIES     GRANTED TO     EXERCISE                    FOR OPTION TERM (2)
                             UNDERLYING      EMPLOYEES     OR BASE                 ---------------------------
                               OPTIONS       IN FISCAL      PRICE     EXPIRATION
NAME                         GRANTED (#)    YEAR (%)(1)     ($/SH)       DATE         5% ($)        10% ($)
----                         -----------   -------------   --------   ----------   ------------   ------------
Robert J. DePasqua.........         --            --            --           --            --             --

Ronald S. Rudowsky.........     30,000(3)       3.08%      $  2.50      5/24/10      $ 47,169       $119,529
                               200,000(3)      20.54       $  2.50     10/24/10      $314,460       $796,860

Peter K. Jarrett, Ph.D.....     21,000(3)       2.16       $  2.50      5/24/10      $ 33,018       $ 83,670
                               100,000(3)      10.27       $  2.50     10/24/10      $157,230       $398,430

Thomas S. Bromander........     21,000(3)       2.16       $  2.50      5/24/10      $ 33,018       $ 83,670
                               100,000(3)      10.27       $  2.50     10/24/10      $157,230       $398,430

Harry R. Trout III.........      1,250(4)       0.13       $4.6875      1/14/10      $  3,685       $  9,338
                                10,000(5)       1.03       $4.6875      1/14/10      $ 29,480       $ 74,705
                                10,000(3)       1.03       $  2.50      5/24/10      $ 15,723       $ 39,843
                               125,000(3)      12.84       $  2.50     10/24/10      $196,538       $498,038

------------------------

(1) Based on an aggregate of 973,750 options granted by the Company in the year ended December 31, 2000 to employees of the Company, including the Named Executive Officers.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(3) These options are exercisable as to one thirty-sixth of the total number of shares subject to the option at the end of the first month after the date of grant and as to an additional one thirty-sixth of the total number of shares subject to the option at the end of each month thereafter, subject to the optionee's continued relationship with the Company.

(4) These options became fully exercisable on the date of grant.

(5) These options are exercisable as to one forty-eighth of the total number of shares subject to the option at the end of the first month after the date of grant and as to an additional one forty-eighth of the total number of shares subject to the option at the end of each month thereafter, subject to the optionee's continued relationship with the Company.

    YEAR-END OPTION TABLE. The following table sets forth certain information regarding stock options held as of December 31, 2000 by the Named Executive Officers. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2000.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                       NUMBER OF SECURITIES
                                      UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                            OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                        FISCAL YEAR-END (#)       FISCAL YEAR-END ($)(1)
NAME                                 EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                                 -------------------------   -------------------------
Robert J. DePasqua(2)..............        216,665/433,335            0/0
Ronald S. Rudowsky.................         38,205/254,179            0/0
Peter K. Jarrett, Ph.D.............          8,194/138,056            0/0
Thomas S. Bromander................         14,183/122,981            0/0
Harry R. Trout III.................         25,349/127,886            0/0

------------------------

(1) Value is based on the closing sales price of a share of the Company's Common Stock on December 29, 2000 ($1.125), the last trading day of the Company's 2000 fiscal year, less the applicable option exercise price.

(2) Mr. DePasqua and the Company agreed in April 2001 to cancel all of these options.

AGREEMENTS WITH EXECUTIVE OFFICERS

    Under the terms of an agreement with Mr. Rudowsky, the Company's President and Chief Executive Officer, in the event of termination of Mr. Rudowsky's employment other than for cause, he is eligible to receive twelve months of salary and benefits from the Company. Under the terms of agreements with each of Mr. Bromander, Vice President of Operations, Dr. Jarrett, Vice President of Research and Development, and Mr. Trout, Chief Financial Officer, in the event of a termination other than for cause, the terminated officer is eligible to receive six months of salary and benefits. During the specified severance periods, the options granted to each of the officers will continue to vest. Each of the Named Executive Officers is also entitled to receive a cash payment upon a change of control.

COMPENSATION OF DIRECTORS

    Other than as set forth below, directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for expenses in connection with attendance at Board and Committee meetings. Other than as set forth below, the Company does not provide compensation for committee participation or special assignments of the Board of Directors. For his service as Chairman of the Board of Directors during the fiscal year 2000, Mr. Grilli received compensation of $1,250 for each Board meeting he attended, other than telephonic Board meetings and committee meetings, for which he received $500 per meeting he attended. During fiscal year 2001, Mr. Grilli will receive the same compensation for his services as a member of the Board. For his service as Chairman of the Board of Directors, Mr. DePasqua receives an annual salary of $100,000. In the event of the consummation of a change in control transaction Mr. DePasqua will be entitled to receive $150,000 plus a gross payment of any then unpaid amounts of his annual salary.

    Under the 1997 Director Option Plan (the "Director Option Plan"), on the date of each year's Annual Meeting of Stockholders, each director of the Company who is not also an employee of the Company (each, an "Outside Director") will receive an automatic grant of an option to purchase up to 5,000 shares of Common Stock, provided that such Outside Director has been a director for at least six months prior to such grant. The Chairman of the Board will receive an additional 5,000 shares of Common Stock. Such options will have an exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market on the day prior to the date of grant and will vest as to one forty-eighth (1/48th) of the shares subject to the option on a monthly basis, subject to the director's continued relationship with the Company. Each option granted under the Director Option Plan has a term of ten years. On May 24, 2000, the following Outside Directors each received an option to purchase 5,000 shares of Common Stock under the Director Option Plan, at an exercise price of $2.50 per share (the closing price of the Company's Common Stock on the Nasdaq National Market on May 23, 2000): Mr. Grilli, Dr. Brem and Dr. Langer.

    For a description of consulting agreements between the Company and each of Dr. Brem and Dr. Langer, see "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Compensation Committee are Mr. Grilli, Dr. Langer and Dr. Brem. During 2000, the members of the Compensation Committee were Mr. Grilli, Janet Effland and Jesse Treu. Ms. Effland and Mr. Treu resigned from the Board of Directors in January 2001. Mr. Grilli served as President and Acting Chief Executive Officer of the Company from November 1999 to
December 1999. Otherwise, no member of the Compensation Committee was at any time during 2000, or formerly, an officer or employee of the Company or any subsidiary of the Company.

    For a description of consulting agreements between the Company and each of Dr. Brem and Dr. Langer, see "Certain Relationships and Related Transactions."

    No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of January 31, 2001 or such later date as is noted, with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director; (iii) each Named Executive Officer; and
(iv) all directors and executive officers of the Company as a group.

    The number of shares of the Company's Common Stock beneficially owned by each director or executive officer is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the director or executive officer has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2001 through the exercise of any stock option or other right. The calculation of the percentage ownership of such director or executive officer and of the directors and executive officers as a group includes the shares of Common Stock underlying options or warrants held by such person that are exercisable within 60 days of January 31, 2001, but excludes shares of Common Stock underlying options or warrants held by any other person. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                                                                 PERCENTAGE OF
                                                              NUMBER OF SHARES   COMMON STOCK
                                                                BENEFICIALLY     BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNED(1)           OWNED
------------------------------------                          ----------------   -------------
5% STOCKHOLDERS

Entities affiliated with Patricof & Co. Ventures(2).........     1,591,509             9.2%
  2100 Geng Road, Suite 150
  Palo Alto, CA 94303

Genzyme Corporation(3)......................................     3,851,806            22.2
  One Kendall Square
  Cambridge, MA 02139

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Robert J. DePasqua(4).......................................        12,000           *

Ronald S. Rudowsky(5).......................................        79,380           *

Henry Brem, M.D.(5).........................................       116,104           *

Donald A. Grilli............................................        12,290           *

Robert Langer, Ph.D.(5)(6)..................................       201,566             1.2

Peter K. Jarrett, Ph.D.(5)..................................        55,978           *

Thomas S. Bromander.........................................        36,047           *

Harry R. Trout III(7).......................................        24,368           *

All directors and executive officers as a group
  (8 persons)...............................................       537,733             3.1

------------------------

*   Represents beneficial ownership of less than one percent of the Common
    Stock.

(1) Includes for the applicable individual named in the table the following number of shares of Common Stock of the Company issuable upon the exercise of outstanding stock options which may be exercised on or before April 1, 2001: Mr. Rudowsky: 59,188; Dr. Brem: 6,873; Mr. Grilli: 3,957; Dr. Langer:
    6,873; Dr. Jarrett: 23,644; Mr. Bromander: 35,222; Mr. Trout: 21,527.
    Includes for all directors and executive officers as a group: 157,284 shares of Common Stock of the Company issuable upon the exercise of outstanding stock options which may be exercised on or before April 1, 2001.

(2) Consists of 1,072,833 shares beneficially owned by APA Excelsior IV, L.P., 309,460 shares beneficially owned by The P/A Fund, 189,323 shares beneficially owned by APA Excelsior IV/ Offshore, L.P. and 19,893 shares beneficially owned by Patricof Private Investment Club, L.P. The above affiliated entities have shared voting and dispositive power with respect to 1,591,509 shares of Common Stock of the Company. This information is based solely on the Schedule 13G of the above affiliated entities filed with the Securities and Exchange Commission on February 3, 1998.

(3) This information is based solely on the Schedule 13D/A of Genzyme Corporation filed with the Securities and Exchange Commission on January 3, 2001.

(4) Includes 1,000 shares held by each of Mr. DePasqua's son and daughter, for which Mr. DePasqua disclaims beneficial ownership. Excludes options to purchase Common Stock which were cancelled by Mr. DePasqua and the Company after January 31, 2001.

(5) Includes shares issued pursuant to a stock option early exercise program. The unvested portion of such shares are subject to repurchase by the Company at cost in the event of the termination of such individual's employment or consultant relationship with the Company prior to vesting.

(6) Includes 2,000 shares beneficially owned by each of three irrevocable trusts for the benefit of each of Dr. Langer's three minor children, for which Dr. Langer disclaims beneficial ownership.

(7) Includes 2,341 shares beneficially owned by Mr. Trout's minor child, for which Mr. Trout disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In January 1997, Dr. Langer exercised his outstanding stock options as to both vested and unvested shares under a program implemented by the Company which permitted directors, executive officers and certain other key employees to exercise both vested and unvested outstanding stock options. Under the program, unvested shares are subject to a right of repurchase at cost in favor of the Company in the event of termination of the participant's relationship with the Company prior to vesting of all the vested shares. Dr. Langer paid the exercise price for his outstanding stock options pursuant to a recourse promissory note in the amount of $88,800. The note bears interest at 6.0% per annum. As of December 31, 2000, the principal balance of the note was $78,800.

    The Company has a consulting agreement with Dr. Brem under which it pays Dr. Brem $30,000 per annum for scientific advisory and consulting services provided by Dr. Brem.

    The Company has a consulting agreement with Dr. Langer under which it pays Dr. Langer $60,000 per annum for scientific advisory and consulting services provided by Dr. Langer.

    The Company has entered into indemnification agreements with its officers and directors. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance.

    In October 1999, the Company entered into a Marketing and Distribution Agreement with Genzyme Corporation, acting through Genzyme Biosurgery, a division of Genzyme. Genzyme BioSurgery was granted exclusive marketing and distribution rights to Focal's surgical sealant products for lung surgery, cardiovascular surgery and gastrointestinal surgery in North America. The Company retained marketing rights to its neurosurgery sealant product and manufacturing rights to all surgical sealants in North America. Under the terms of the agreement, the Company will be reimbursed for its cost of manufacturing product plus 50% of the gross margin generated from Genzyme Biosurgery's sales of product to end users. The term of the agreement is for ten years, with two five-year renewal options which are automatic if Genzyme Biosurgery meets certain minimum performance standards.

    In addition to the Marketing and Distribution Agreement, in October 1999 Focal and Genzyme also entered into a Stock Purchase Agreement, with up to $20 million in purchases of the Company's Common Stock committed by Genzyme over a twenty month period, subject to certain specified conditions. The first
$5.0 million purchase was made by Genzyme in 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. The second
$5.0 million purchase was made by Genzyme in April 2000, with Genzyme purchasing approximately 614,000 shares at the twenty day average trading price of the Company's common stock prior to the investment. The third $5.0 million investment was made by Genzyme in January 2001, with Genzyme purchasing approximately 2.4 million shares at the twenty day average trading price of the Company's common stock prior to the investment. At the

Company's option, one additional $5.0 million investment (the "Remaining Option") will be made by Genzyme in the second quarter of 2001.

    On April 25, 2001, Genzyme, Sammy Merger Co., a wholly-owned subsidiary of Genzyme, and the Company entered into an Agreement and Plan of Merger pursuant to which Sammy Merger Co. will be merged with and into the Company, with the Company being the surviving corporation. The merger is expected to close in the second or third quarter of 2001, pending approval by the Company's stockholders and the satisfaction of customary closing conditions. In connection with the merger, Genzyme and the Company have agreed to modify the terms of the Stock Purchase Agreement. As modified, the Stock Purchase Agreement now provides that the purchase price for the shares of the Company's Common Stock to be sold upon exercise by the Company of the Remaining Option will be (i) $0.70 per share, or
(ii) if the Company's Common Stock ceases to be listed on the Nasdaq National Market prior to the purchase date, $0.40 per share. If the Agreement and Plan of Merger is terminated prior to June 15, 2001, the purchase price will be the average closing price of the Company's Common Stock (or, if not then listed, the fair market value as determined in good faith by the Board of Directors) for the five consecutive trading days immediately preceding the purchase date. If the Remaining Option is exercised, the sale of the shares of Common Stock to Genzyme would be scheduled to occur in four installments on each of July 16, 2001, July 31, 2001, August 15, 2001 and August 31, 2001. Genzyme and the Company have also agreed to waive specified conditions to Genzyme's obligation to purchase shares of the Company's Common Stock upon exercise of the Remaining Option.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FOCAL, INC.

Date: April 27, 2001                                   By:  /s/ RONALD S. RUDOWSKY
                                                            -----------------------------------------
                                                            Ronald S. Rudowsky
                                                            President and Chief Executive Officer