Form 10-Q
period 2001-03-31
FOCAL INC
filed 2001-05-09
CIK 911684

\


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-23247

                                   FOCAL, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                            94-3142791
--------------------------------------------            ------------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

           4 Maguire Road, Lexington                     02421
           -------------------------                     ---------
          (Address of Principal Executive Offices)      (Zip Code)

                                 (781) 280-7800
                         ------------------------------
                         (Registrant's telephone number
                              including area code)

                                      None
                       ----------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes      X                                        No
        ----------                                      -------------

As of April 24, 2001, the Registrant had 17,364,401 shares of Common Stock outstanding.

                                   FOCAL, INC.
                 Form 10-Q for the Quarter Ended March 31, 2001

                                      INDEX

                                                                     PAGE NUMBER

   PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

         Condensed Balance Sheets at December 31, 2000
             and March 31, 2001                                            3

         Condensed Statements of Operations for the Three
            Months Ended March 31, 2000 and 2001                           4

         Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 2001                      5

         Notes to Condensed Financial Statements                           6

   ITEM 2 - Management's Discussion and Analysis of Financial              9
                  Condition and Results of Operations

   ITEM 3 - Qualitative and Quantitative Disclosures About                14
                Market Risk

   PART II - OTHER INFORMATION

   ITEMS 1 through 6                                                      15

   SIGNATURES                                                             16

   Exhibit Index                                                          17

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                                   FOCAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                     DECEMBER 31,             MARCH 31,
                                                                         2000                   2001
                                                                  -------------------    --------------------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $   3,672,672           $   5,490,253
    Marketable securities                                                    201,318                 201,318
    Inventories                                                            1,982,020               1,511,104
    Accounts receivable and prepaid expenses                                 814,298                 837,730
                                                                  -------------------    --------------------
Total current assets                                                       6,670,308               8,040,405

Notes receivable from related parties                                        247,736                 173,430
Property, plant & equipment, net                                           2,118,626               2,020,199
                                                                  -------------------    --------------------
Total assets                                                           $   9,036,670           $  10,234,034
                                                                  ===================    ====================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                           $   2,939,535           $   2,186,916
    Current portion of deferred revenue                                      933,877                 882,936
    Current portion of capital lease obligations                             688,828                 600,483
                                                                  -------------------    --------------------
Total current liabilities                                                  4,562,240               3,670,335

    Capital lease obligations                                                650,528                 535,388
    Deferred revenue                                                       4,000,000               3,800,000
                                                                  -------------------    --------------------
Total long term liabilities                                                4,650,528               4,335,388

Stockholders' equity:
    Common stock                                                             149,357                 173,642
    Additional paid-in capital                                            95,366,165             100,343,521
    Notes receivable from related parties                                   (447,743)               (419,743)
    Accumulated other comprehensive income                                     1,319                   1,319
    Accumulated deficit                                                  (95,245,196)            (97,870,427)
                                                                  -------------------    --------------------
Total stockholders' equity                                                  (176,098)              2,228,311
                                                                  -------------------    --------------------
Total liabilities and stockholders' equity                             $   9,036,670           $  10,234,034
                                                                  ===================    ====================
SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three months ended March 31,
                                                          2000              2000                 2001
                                                      As previously          As
                                                        reported          restated
Revenues:
    Collaborative R&D revenues                        $          -     $    200,000           $   249,005
    Product revenues                                       237,366          237,366               612,628
                                                      ------------     ------------           -----------
       Total revenues                                      237,366          437,366               861,633

Costs and Expenses:
    Cost of product revenues                               455,792          455,792               771,243
    Research & development                               3,166,252        3,166,252             1,369,234
    Sales, general & administrative                        864,067          864,067             1,445,792
                                                      ------------     ------------           -----------
       Total costs and expenses                          4,486,111        4,486,111             3,586,269

Insurance recovery                                         475,408          475,408                     -
Interest income (net)                                      131,498          131,498                99,405
                                                      ------------     ------------           -----------

Net loss before cumulative effect of change
     in accounting principle                          $ (3,641,839)    $ (3,441,839)          $(2,625,231)
                                                      ------------     ------------           -----------
Cumulative effect of change in accounting
     principle                                                   -       (5,600,000)                    -
                                                      ------------     ------------           -----------
Net loss                                              $ (3,641,839)    $ (9,041,839)          $(2,625,231)

AMOUNTS PER COMMON SHARE:
Loss before cumulative effect of change
     in accounting principle                          $      (0.26)    $      (0.24)          $     (0.15)
Cumulative effect of change in
     accounting principle                                        -            (0.40)                    -
                                                      ------------     ------------           -----------
Basic and diluted net loss per share                  $      (0.26)    $      (0.64)          $     (0.15)
                                                      ============     ============           ===========
Shares used in computing net loss per share             14,235,994       14,235,994            17,283,249
                                                      ============     ============           ===========

   SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------------------------
                                                                   2000                2000                2001
                                                            -----------------------------------------------------------
                                                               As previously        As restated
                                                                 reported
OPERATING ACTIVITIES
Net loss                                                         $   (3,641,839)      $  (9,041,839)        $ (2,625,231)
Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                    256,240             256,240              267,068
       Amortization of deferred compensation                             80,190              80,190                    -
       Cumulative effect of change in accounting principle                    -           5,400,000                    -
       Non-cash transactions                                              8,475               8,475                    -
       Interest income accrued on notes receivable
           from related parties                                         (11,781)            (11,781)                (518)
       Increase (decrease) in operating assets and
           liabilities:
           Accounts receivable and prepaid expenses                    (192,168)           (192,168)             (23,432)
           Inventories                                                 (370,217)           (370,217)             470,916
           Accounts payable and accrued liabilities                      (4,876)             (4,876)            (752,619)
           Deferred revenue                                                   -                   -             (250,941)
           Other assets                                                    (126)               (126)                   -
           Notes receivable                                               6,049               6,049              102,823
                                                            -------------------------------------------------------------
Net cash used in operating activities                                (3,870,053)         (3,870,053)          (2,811,934)

INVESTING ACTIVITIES
Sale of marketable securities                                         6,893,568           6,893,568                    -
Purchase of marketable securities                                    (3,757,999)         (3,757,999)                   -
Purchase of property and equipment                                      (87,445)            (87,445)            (168,641)
                                                            -------------------------------------------------------------
Net cash provided by (used in) investing activities                   3,048,124           3,048,124             (168,641)

FINANCING ACTIVITIES
Proceeds from equity financing,
     net of issuance costs                                                    -                   -            5,000,000
Proceeds from exercise of stock options                                  19,454              19,454                1,641
Proceeds from issuance of common stock
     under the employee stock purchase plan                                   -                   -                    -
Principal payments on notes receivable                                  129,042             129,042                    -
Proceeds from lease financing                                            79,086              79,086                    -
Principal payments on capital lease obligations                        (284,734)           (284,734)            (203,485)
                                                            -------------------------------------------------------------
Net cash provided by (used in) financing activities                     (57,152)            (57,152)           4,798,156

Net increase (decrease) in cash and cash equivalents                   (879,081)           (879,081)           1,817,581

Cash and cash equivalents at
     beginning of the period                                          8,746,897           8,746,897            3,672,672
                                                            -------------------------------------------------------------
Cash and cash equivalents at
     end of the period                                           $    7,867,816       $   7,867,816         $  5,490,253
                                                            =============================================================

SEE ACCOMPANYING NOTES.

                                   FOCAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

Focal, Inc. develops, manufactures and commercializes synthetic, absorbable, liquid surgical sealants, based on its proprietary polymer technology. The Company's family of surgical sealant products is being developed for use inside the body to seal leaks resulting from lung, neurological, cardiovascular and gastrointestinal surgery.

The accompanying unaudited, condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Certain reclassifications have been made to conform to the 2001 presentation.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2001. These financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective in the fourth quarter of 2000, Focal changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Previously, Focal had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, Focal now recognizes revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process, ratably over the term of the research contract or the distribution arrangement. When payments are specifically tied to a separate earnings process and when considered appropriate, revenue is recognized when earned. In addition, when appropriate, Focal recognized revenue from certain research payments based upon the level of research services performed during the research contract or over the term of the agreement. Payments received in advance of research performed are designated as deferred revenue. The cumulative effect of the change in accounting principle resulted in a charge to income of $5.6 million, which is included in the loss for the year ended December 31, 2000. The amount of revenue to be recognized in future years that is included in the cumulative effect of the change in accounting principle is $800,000 for each of the next six years. In December 2000, the Company recorded a charge of $5.6 million to deferred revenues in connection with the adoption of SAB 101 and contractual arrangements with Ethicon. The Company amortizes these deferred revenues ratably over the life of the arrangement, at a rate of $200,000 per quarter. Effective July 5, 2001, the Company will recognize $4.4 million, the remaining deferred revenue balance, as a result of terminating its contractual relationship with Ethicon. (See Note 8.)

In the first quarter of 2001, the Company adopted FAS 133, "Accounting for Derivative Investments and Hedging Activities", which did not have a material impact on the Company's financial position or results of operations.

NOTE 3.  NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The effect of stock options and warrants are excluded in the diluted calculation, as their effect is antidilutive.

NOTE 4. REVENUE RECOGNITION FOR PRODUCT SALES

Product revenues are recognized only when the contract is signed, the product has been shipped and all obligations have been delivered to the customer, the fee is fixed and determinable, and collection is probable. Product revenues recorded during the three months ended March 31, 2001 are attributable to sales of FocalSeal(R)-L lung sealant, applicator kits and light sources to Genzyme Biosurgery; a division of Genzyme Corporation, and AdvaSeal-L to Ethicon, Inc., a Johnson & Johnson Company. North American sales to Genzyme Biosurgery represented 77% of total product revenues, while international sales to Ethicon represented 23% of total product revenues.

NOTE 5.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market using estimated standard costs. At December 31, 2000 and March 31, 2001, inventories consisted of the following:

                                          December 31,             March 31,
                                             2000                     2001
                                       ---------------------------------------
Purchased parts and subassemblies          $ 1,443,572            $ 1,188,472
Work in process                                321,006                208,688
Finished goods                                 217,442                113,944
                                       ---------------------------------------
                                            $ 1,982,020           $ 1,511,104
                                       =======================================


NOTE 6.  COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended March 31, 2000 and 2001 are as follows:

                                                                    Three months ended March 31,
                                                             2000                2000               2001
                                                      ---------------------------------------------------
                                                       As reported         As restated
Net loss                                              $ (3,641,839)       $ (9,041,839)     $ (2,625,231)

Other comprehensive income:
Change in unrealized gain
         on marketable securities                              338                 338               --
                                                      ---------------------------------------------------
Comprehensive loss                                    $ (3,641,501)       $ (9,041,501)     $ (2,625,231)
                                                      ===================================================

NOTE 7. EQUITY FINANCING

On January 3, 2001, the Company issued and sold to Genzyme 2,427,184 shares of common stock, $0.01 par value per share, at a purchase price of $2.06 per share for aggregate gross proceeds of $5.0 million. The shares were sold to Genzyme pursuant to the terms of the Stock Purchase Agreement (the "Stock Purchase Agreement"), executed by the parties in October 1999 in connection with a Distribution and Marketing Collaboration Agreement (the "Distribution Agreement") also entered into by the parties in October 1999 relating to North American distribution of certain Focal products. See Note 8 for a discussion of certain modifications to the Stock Purchase Agreement.

NOTE 8. SUBSEQUENT EVENTS

On April 5, 2001, the Company notified Ethicon that it was terminating the Distribution, License and Supply Agreement with Ethicon (the "Ethicon Agreement"), such termination to be effective ninety days after such notice (July 5, 2001). Under the terms of the Ethicon Agreement, the Company had the right to terminate the Ethicon Agreement on 90 days' prior written notice if Ethicon failed to meet the applicable purchase minimums set forth in the agreement on or before April 5, 2001, either by purchasing products or by making a payment to the Company. Because Ethicon failed to do so, the Company exercised its rights to terminate the agreement.

On April 25, 2001, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Genzyme Corporation, and Sammy Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Genzyme (the "Merger Sub"), pursuant to which the Company agreed to be acquired by Genzyme. Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company to survive the Merger as a wholly-owned subsidiary of Genzyme, and each outstanding share of the Company's Common Stock will be converted into the right to receive
0.1545 shares (the "Exchange Ratio") of Genzyme Biosurgery Division Common Stock, $0.01 par value, a series of Genzyme's common stock designed to reflect the value and track the performance of its Genzyme Biosurgery Division. In addition, each outstanding option and warrant to purchase the Company's Common Stock will be converted into an option or warrant to purchase the number of shares of Genzyme Biosurgery Division Common Stock equal to the number of shares of the Company's Common Stock subject to such option or warrant multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Genzyme currently owns approximately 22.2% of the Company's Common Stock.

The Merger is expected to close in the second or third quarter of 2001, and is subject to approval by the Company's stockholders and satisfaction of customary closing conditions. The Merger is structured as a taxable transaction and is expected to be accounted for as a purchase.

In a separate letter agreement (the "Letter Agreement"), dated April 25, 2001, Genzyme and the Company also agreed to certain additional terms related to the Merger. These terms include modifications to the Company's option to issue up to $5 million of shares of the Company's Common Stock to Genzyme under their existing Stock Purchase Agreement. As modified, the per share purchase price for the option would be fixed at $0.70 per share or, if the Company's Common Stock ceases to be listed on the Nasdaq National Market prior to the purchase date, $0.40 per share. However, if the Merger Agreement is terminated prior to June 15, 2001, the purchase price will be the average closing price of the Company's Common Stock (or, if not then listed, the fair market value as determined in good faith by the Board of Directors) for the five consecutive trading days immediately preceding the purchase date. Under the revised terms, the Company can exercise the option between June 15, 2001 and July 12, 2001. If the Company exercises this option and the applicable conditions to closing are met, the sale of the shares of the Company's Common Stock to Genzyme would occur in four installments on each of July 16, 2001, July 31, 2001, August 15, 2001 and August 31, 2001. Genzyme has also agreed to waive specified conditions to its obligation to purchase shares of the Company's Common Stock upon exercise of the option, including a requirement that the Company's shares of Common Stock be listed on the Nasdaq National Market (the "NNM").

The Nasdaq Stock Market ("Nasdaq") has informed the Company that, based upon the Company's Annual Report on Form 10-K, Nasdaq has determined that the Registrant no longer meets the net tangible asset requirement for continued listing on the NNM and that, therefore, Nasdaq is reviewing the Company's eligibility for continued listing on the NNM. The Company has submitted a plan for achieving compliance. Nasdaq has also informed the Company that the Company failed to meet the minimum bid requirement of $1.00 for 30 consecutive trading days. Nasdaq has indicated that the Company will be provided until July 18, 2001, to demonstrate compliance by trading at or above $1.00 for ten consecutive trading days. If the Company is unable to achieve compliance with the minimum bid price on or before July 18, 2001, Nasdaq has indicated that it will deliver written notification of its determination to delist the Company's Common Stock from the NNM. As a result of the foregoing, there can be no assurance that the Company's Common Stock will not be delisted from the NNM.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This discussion contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should," "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the captions "Business -Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement" and "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, of which the captioned discussion is expressly incorporated herein by reference.

Comparison results for the prior year period reflect the fact that Focal adopted U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB
101) on Revenue Recognition in the fourth quarter of 2000 and recorded a cumulative effect of change in accounting principle related to Collaborative R&D revenues.

OVERVIEW

Focal, Inc. was founded in 1991, and develops, manufactures and commercializes synthetic, absorbable surgical sealants based on the Company's proprietary polymer technology. Since inception, Focal has funded its operations primarily through the private placement of equity securities and through an initial public offering of common stock. In addition, Focal has entered into strategic alliances with corporate partners and has recorded revenues totaling $34.3 million through March 31, 2001, in connection with these alliances.

Focal introduced its first commercial product, FocalSeal-L surgical sealant for lung surgery indications, in Europe in 1998. Focal launched its FocalSeal-L surgical sealant in North America through its marketing partner, Genzyme Biosurgery, a division of Genzyme Corporation, in July 2000. FocalSeal-S neurosurgical sealant has been approved for sale in Europe since November 1999. The Company and the FDA have reached agreement on an acceptable revised trial protocol for clinical studies of FocalSeal-S neurosurgical sealant and the Company expects to receive approval of its IDE in the second or third quarter of 2001. Focal anticipates that revenues derived from the sales of FocalSeal-L surgical sealant for lung surgery will account for nearly all of the Company's near term product revenues.

Focal has incurred net losses in each year since its inception, including a net loss of approximately $19.1 million during 2000. At March 31, 2001, Focal had an accumulated deficit of $97.9 million. Focal's operating losses have resulted primarily from expenses incurred in connection with its research and development activities, including preclinical and clinical trials, sales and marketing, and general and administrative expenses.

Focal expects to incur net losses for the foreseeable future and may incur net losses in subsequent periods, although the amount of future net losses and the time required by Focal to reach profitability are highly uncertain. The Company's ability to achieve and sustain profitability is dependent upon successfully commercializing its FocalSeal surgical sealants and, in particular, is dependent in large part on the ability of Genzyme Biosurgery, its marketing partner, to effectively market and distribute the Company's sealant products in North America. In markets outside of North America, the Company historically sold its FocalSeal-L lung surgical sealant and FocalSeal-S neurosurgical sealant through an exclusive distribution, license and supply agreement with Ethicon, Inc., a Johnson & Johnson company. On April 5, 2001, the Company terminated its agreement with Ethicon, such termination to be effective on July 5, 2001 (See Note 8 of the financial statements included herein). The Company expects to begin directly shipping to the markets previously served by Ethicon in July 2001. There can be no assurance that Focal will successfully develop, manufacture, commercialize and market products or that Focal will ever achieve profitability. Profitability, if achieved, may not be sustained.

On April 25, 2001, Focal and Genzyme Corporation entered into an Agreement and Plan of Merger pursuant to which Genzyme is expected to acquire Focal and merge its operations with Genzyme Biosurgery (the "Merger"). Genzyme, which currently owns approximately 22.2 percent of Focal, will acquire the remaining 78 percent in an exchange of Genzyme Biosurgery Division Common Stock for Focal Common Stock. The Merger is expected to close in the second or third quarter of 2001, pending approval by Focal stockholders and satisfaction of other closing conditions. (See Note 8 of the financial statements included herein).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (AS RESTATED)

Total revenues for the three months ended March 31, 2001 (the "2001 Quarterly Period"), increased to $862,000 from $437,000 for the three months ended March 31, 2000 (the "2000 Quarterly Period", as restated). Product revenues increased to $613,000 for the 2001 Quarterly Period from product revenues of $237,000 in the 2000 Quarterly Period. The increase in product revenues primarily resulted from U.S. sales of the Company's FocalSeal(R)-L lung sealant system. North American sales for the first quarter 2001 were $473,000. Sales outside of the U.S. were $140,000.

Collaborative research and development revenues increased to $249,000 in the 2001 Quarterly Period from $200,000 of collaborative research and development revenues in the 2000 Quarterly Period. The increase in collaborative research and development revenues was primarily related to SAB 101 revenue adjustments (see Note 2).

Cost of product revenues for the 2001 Quarterly Period of $771,000 were recorded relating to the commercial sales of the Company's FocalSeal(R)-L surgical sealant and light sources compared to cost of product revenues for the 2000 Quarterly Period of $456,000. The increase in cost of product revenue is primarily related to the increase in sales of North American products.

Research and development expenses decreased to $1,369,000 for the 2001 Quarterly Period, from $3,166,000 for the 2000 Quarterly Period. This decrease was primarily due to the transition from research and development to commercialization. Additionally, research and development expenses decreased in the 2001 Quarterly Period due to the Company electing to stop the US neurosurgical clinical trial and apply for an expanded IDE to include a broader patient population.

Sales, General and administrative expenses increased to $1,446,000 for the 2001 Quarterly Period, compared with $864,000 for the 2000 Quarterly Period. This increase is due to the sales and marketing expenses relating to the ongoing U.S. market penetration of FocalSeal(R)-L Surgical Sealant. The Company expects selling, general, and administrative expenses to increase as it continues to seek to broaden its North American market penetration. Additionally, sales expenses are expected to increase as a result of the Company's termination of its international marketing and distribution agreement with Ethicon in April 2001. Focal will assume responsibility for all international promotional and selling activities in the third quarter of 2001.

Interest income, net of interest expense, decreased to $99,000 for the 2001 Quarterly Period, from $132,000 for the 2000 Quarterly Period, as a result of lower average cash balances available for investment. The Company expects interest income to decrease during the remainder of 2001 due to lower average cash balances for investment.

The Company recorded a net loss of $2.6 million, or $(0.15) per share, for the 2001 Quarterly Period compared to a net loss of $9.0 million, or $(0.64) per share, in the 2000 Quarterly Period. The decrease in net loss is primarily due to Focal's cost cutting efforts, reduction in research and development projects, and an increased revenue stream from North American sales. The Company expects that it will incur net operating for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from the sale of capital stock in private placements. In addition, Focal has received $15 million in equity investments from Genzyme Biosurgery, in connection with the agreement described below. Through March 31, 2001, the Company has raised approximately $98.5 million from equity financings and has received $7.1 million in equipment lease financing. In addition, the Company has received collaborative funding, exclusive of equity investments, from Ethicon, Genzyme, and other corporate partners totaling approximately $28.7 million through March 31, 2001. At March 31, 2001, the Company had cash, cash equivalents and marketable securities of $5.7 million compared to $3.9 million at December 31, 2000.

Cash used in operations totaled $2.8 million for the three months ended March 31, 2001, as compared to cash used in operations of $3.9 million for the same period in 2000. The decrease in cash used in operations was due to lower expenditures in research and development, and lower net losses incurred in 2001, compared to 2000, as well as lower investments in working capital.

Capital expenditures from inception through March 31, 2001, totaled $9.3 million, representing laboratory equipment, office furniture and equipment, computer software and equipment, and certain leasehold improvements. The majority of these purchases have been financed through either direct financing leases or sale and leaseback arrangements. As of March 31, 2001, the Company did not have any material commitments for future capital expenditures.

In October 1999, in connection with entering into a Marketing and Distribution Agreement with Genzyme, acting through Genzyme Biosurgery, Focal and Genzyme entered into a Stock Purchase Agreement, with up to $20.0 million in purchases of the Company's common stock committed by Genzyme over an eighteen month period. The first $5.0 million purchase was made by Genzyme in November 1999, with Genzyme purchasing approximately 810,000 shares at a 25% premium to the ten day average trading price of the Company's common stock prior to the investment. Genzyme made the second investment, $5.0 million, on April 14, 2000, with Genzyme purchasing approximately 614,000 shares at a 25% premium to the twenty day average closing price of the Company's common stock prior to the investment. The third investment of $5.0 million was made January 3, 2001, with Genzyme purchasing approximately 2,427,000 shares based upon a twenty day trading average of the Company's common stock. At Focal's option, one additional $5.0 million investment will be made by Genzyme (the "Remaining Option").

In connection with the Merger, Genzyme and the Company have agreed to modify the terms of the Stock Purchase Agreement. As modified, the Stock Purchase Agreement now provides that the purchase price for the shares of the Company's Common Stock to be sold upon exercise by the Company of the remaining option to sell $5 million of its Common Stock to Genzyme will be (i) $0.70 per share, or (ii) if the Company's Common Stock ceases to be listed on the Nasdaq National Market prior to the purchase date, $0.40 per share. If the Agreement and Plan of Merger is terminated prior to June 15, 2001, the purchase price will be the average closing price of the Company's Common Stock (or, if not then listed, the fair market value as determined in good faith by the Board of Directors) for the five consecutive trading days immediately preceding the purchase date. If the Remaining Option is exercised, the sale of the shares of Common Stock to Genzyme shall occur in four equal installments on each of July 16, 2001, July 31, 2001, August 15, 2001 and August 31, 2001. Genzyme and the Company have also agreed to waive specified conditions to Genzyme's obligation to purchase shares of the Company's Common Stock upon exercise of the Remaining Option.

The Company believes that its existing capital resources, in conjunction with additional equity financing from Genzyme, will be sufficient to satisfy its current and projected funding requirements through the fourth quarter of 2001. The Company has entered into a definitive Agreement and Plan of Merger with Genzyme which is expected to close in the second or third quarter of 2001. Consummation of the Merger is subject to the satisfaction of closing conditions, including approval of the Merger by the Company's stockholders and the SEC's review and approval of the registration statement relating to the stockholder vote and the issuance of Genzyme Biosurgery Division Common Stock in the transaction. If the Merger is not consummated as planned, the Company will require substantial additional funds in the near term to conduct its research, development and commercialization activities. The Company may seek such additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to its then-existing stockholders. Further, if the Company issues additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The Company may also borrow money from conventional lenders, possibly at high interest rates, which will increase the risk of its investors' holdings. The Company also could be required to seek funds through arrangements with collaborative partners or others that may require it to relinquish rights to some of its technologies, product candidates or products which the Company would otherwise pursue on its own.

Under certain agreements with universities and consultants, the Company is obligated to make payments for sponsored research and consulting services. The Company's research funding commitments under these agreements totaled approximately $72,000 at March 31, 2001. Payments under these agreements are typically made on a quarterly or monthly basis.

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

The Company's investments consist of securities of various types and maturities of one year or less, with an average maturity of 3 months. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for certain investments in Debt and Equity Securities" (SFAS 115). All of the Company's cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

The securities held in the company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. After a review of the Company's marketable securities as of March 31, 2001, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

                                    PART II.
                                OTHER INFORMATION


   Item 1.        Legal Proceedings.        None.

   Item 2.        Changes in Securities and Use of Proceeds.

                  (a) In connection with the Agreement and Plan of Merger dated as of April 25, 2001, among the Company, Genzyme Corporation and Sammy Merger Corp., the Company and Wells Fargo Bank Minnesota, N.A., as successor to Norwest Bank Minnesota, N.A. (the "Rights Agent"), entered into Amendment No. 2 ("Amendment No. 2") to Rights Agreement dated as of April 25, 2001, amending the Preferred Shares Rights Agreement dated as of December 17, 1997, between the Company and the Rights Agent. A complete description of the Amendment No. 2, as well as a copy of Amendment No. 2, can be located in the Company's Amendment No. 1 to its Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on May 1, 2001.

                  (b) On January 3, 2001, the Company issued and sold to Genzyme 2,427,184 shares of common stock, $0.01 par value per share, at a purchase price of $2.06 per share for aggregate gross proceeds of $5.0 million. The shares were sold to Genzyme pursuant to the terms of the Stock Purchase Agreement executed by the parties in October 1999, as amended. No person acted as an underwriter with respect to this transaction. Focal relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the exemption from the registration requirements of the Securities Act, since no registration of the shares to be offered was made prior to issuance and sale.

   Item 3         Defaults Upon Senior Securities.   None.

   Item 4.        Submission of Matters to a Vote of Security Holders. None.

   Item 5.        Other Information.   None.

   Item 6.        Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                           The exhibits listed in the Exhibit Index are included
                  in this report.

                  (b)      Reports on Form 8-K.

                           The Company filed a current report on Form 8-K dated
April 25, 2001 reporting, pursuant to Item 5, the execution of a definitive Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Genzyme Corporation, and Sammy Merger Corp., a wholly-owned subsidiary of Genzyme Corporation. The Company also announced that Genzyme Corporation and certain stockholders of the Company had entered into a voting agreement in connection with the Merger Agreement. In addition, the Company disclosed that it had received notice from the Nasdaq that the Company no longer meets the net tangible asset requirement for listing on the Nasdaq.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 9, 2001                          FOCAL, INC.

                                              By:  /s/ Harry R. Trout III
                                                   ----------------------
                                                   Harry R. Trout III
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                   and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                                     Description
-----------                                     -----------

     4.1 Amendment No. 2 to Preferred Shares Rights Agreement, incorporated herein by reference to the Company's Amendment No. 1 to Form 8-A/A Registration Statement filed on May 1, 2001.

     99.1 Risk Factors - Those statements set forth in pages 12 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the captions "Business-Patents and Proprietary Rights," "-Government Regulation," "-Sales and Marketing," "-Manufacturing," "-Competition and Technological Change," "-Third Party Reimbursement," and "-Factors that May Affect Operating Results" are expressly incorporated herein by reference.